Form 10-K
period 2024-12-31
MONROE CAPITAL Corp
filed 2025-02-28
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $158.9 million based on the number of shares held by non-affiliates of the registrant as of June 28, 2024, which is the last business day of the registrant's most recently completed second fiscal quarter.
As of February 27, 2025, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:
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
•the impact of increased competition;
•the impact of changing interest and elevated inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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

PART I
ITEM 1. BUSINESS
FORMATION OF OUR COMPANY
We are a Maryland corporation, formed February 9, 2011, for the purpose of purchasing an initial portfolio of loans from two funds managed by Monroe Capital, raising capital in our initial public offering, which was completed in October 2012 (the “Initial Public Offering”), and thereafter operating as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), as amended. We are a closed-end, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We currently qualify and intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes.
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
On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4.2 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 thousand and offering costs were $27 thousand, resulting in net proceeds of approximately $4.1 million. There were no stock issuances through the ATM Program during the years ended December 31, 2024, 2023, and 2022.
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
Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $457.0 million at December 31, 2024. Our portfolio at December 31, 2024 consists of 91 different portfolio companies and holdings include senior secured, unitranche secured and junior secured debt and equity investments. As of December 31, 2024, we have borrowed $163.9 million under our revolving credit facility and $130.0 million in aggregate principal amount of senior unsecured notes (“2026 Notes”) outstanding.

Our investments will generally range between $2.0 million and $35.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2024, our portfolio included approximately 78.3% senior secured loans, 0.8% unitranche secured loans, 6.5% junior secured loans and 14.4% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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

In addition to his roles with Monroe Capital, Mr. Koenig serves as an interested director on the Board. Mr. Koenig has approximately 40 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Solimene Jr. has more than 40 years of experience in alternative investing, corporate finance, restructuring and special situations experience at organizations including Allstate Investments, Macquarie Capital (USA), Inc., Ernst & Young Corporate Finance, LLC and Banc of America Securities, LLC. Mr. Solimene Jr. is joined on MC Advisors' investment committee by Zia Uddin, Michael Egan and Jeremy VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Uddin also serves as the President and Co-Portfolio Manager, Institutional Portfolios at Monroe Capital. Mr. Uddin has more than 30 years of management consulting, corporate finance, private equity, turnaround and investing experience. Prior to Monroe Capital, Mr. Uddin worked at organizations including two middle market private equity funds and Arthur Andersen LLP. Mr. Egan also serves as the Vice Chairman and Chief Credit Officer at Monroe Capital. Mr. Egan has more than 40 years of experience in commercial finance, credit administration, banking and distressed investing. Prior to Monroe Capital, Mr. Egan worked at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid currently serves as the Managing Director and Portfolio Manager of CLO and Loan Trading at Monroe Capital. Mr. VanDerMeid has more than 25 years of credit, lending and corporate finance experience. Prior to Monroe Capital, Mr. VanDerMeid worked at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company, LLC and Heller Financial.
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
As of January 1, 2025, Monroe Capital had approximately $20.3 billion in assets under management. Over its more than twenty-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 540 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2024, Monroe Capital’s investment professionals invested in over 2,200 loans and related investments in an aggregate amount of over $47.7 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.
On October 22, 2024, Monroe Capital announced that certain affiliates, including but not limited to MC Management, Monroe Capital Investment Holdings, L.P. (the parent of MC Advisors), and Monroe Capital Intermediate Holdings, LLC (any such affiliate, collectively, “Monroe”), entered into an equity purchase agreement, dated as of October 21, 2024, pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE (collectively, with its affiliates, “Wendel”), will acquire a 75% interest in Monroe.

Monroe Capital will continue to operate independently, retaining its current governance and leadership structure, including Theodore L. Koenig as Chief Executive Officer and Chairman, Zia Uddin as President, Michael Egan as Vice Chairman and Chief Credit Officer, and Tom Aronson as Vice Chairman and Head of Originations. Monroe Capital's investment process, strategy and operations will remain the same, and the investment advisory agreements between Monroe Capital (and its affiliates) and its client funds, including its BDCs, will remain substantively the same.

INVESTMENT STRATEGY
Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2024, our largest industry concentration of investments were in the FIRE: Real Estate, Healthcare & Pharmaceuticals and Services: Business industries which represented approximately 18.2%, 17.5% and 11.2%, respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:
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

BUSINESS STRATEGY
We believe that we represent an attractive investment opportunity for the following reasons:
Deep, Experienced Management Team. We are led by Mr. Koenig, our Chairman and Chief Executive Officer, and Mr. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, who also have active roles within MC Advisors. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of approximately 275 professionals. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2024, Monroe Capital’s investment professionals invested in over 2,200 loans and related investments in an aggregate amount of over $47.7 billion.
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
Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed more than 2,100 investment opportunities during 2024. Monroe Capital’s over 2,200 previously executed transactions, over 540 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.
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
Senior Loan Fund. We have invested in SLF, which as of December 31, 2024, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies. These senior secured loans are generally similar to our senior secured loans, which are secured by a first lien on some or all of the issuer’s assets and include traditional senior debt and any related revolving or similar credit facility. SLF may also invest in more liquid senior secured loans.
Investments
We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $35.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2024, as well as the top ten industries in which we were invested as of December 31, 2024, in each case excluding SLF, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
HFZ Capital Group, LLC (1)	$34,433	7.6%
American Community Homes, Inc.	18,437	4.0
NationsBenefits, LLC	18,256	4.0
Bonterra, LLC	16,263	3.6
Witkoff/Monroe 700 JV LLC	16,225	3.5
Planful, Inc.	14,726	3.2
Kar Wash Holdings, LLC	12,366	2.7
Forest Buyer, LLC	10,405	2.3
SFR Holdco, LLC	10,390	2.3
HS4 Acquisitionco, Inc.	10,250	2.2
Total	$161,751	35.4%
______________________________________________________________
(1)Includes the associated investment in MC Asset Management (Corporate), LLC.

Industry	Fair Value of Investments	Percentage of Total Investments
FIRE: Real Estate	$83,037	18.2%
Healthcare & Pharmaceuticals	79,784	17.5
Services: Business	51,175	11.2
Media: Diversified & Production	43,717	9.6
High Tech Industries	41,240	9.0
Services: Consumer	24,113	5.3
Automotive	16,267	3.5
FIRE: Finance	12,789	2.8
Media: Advertising, Printing & Publishing	12,035	2.6
Construction & Building	10,334	2.2
Total	$374,491	81.9%
INVESTMENT PROCESS OVERVIEW
We view our investment process as consisting of the phases described below:
Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with 11 offices across the United States, Asia and Australia. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.
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
Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. MC Advisors’ investment committee considers its comprehensive new business presentation to approve or decline each investment. MC Advisors' investment committee includes Messrs. Solimene Jr., Uddin, Egan and VanDerMeid. The committee is committed to providing a prompt turnaround on investment decisions. Each meeting to approve an investment requires a quorum of at least three members of the investment committee, and each investment must receive unanimous approval by such members of the investment committee.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	370,573	81.0
3	65,711	14.4
4	15,935	3.5
5	4,829	1.1
Total	$457,048	100.0%
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
•The 1940 Act allows us to incur additional leverage, which could increase the risk of investing in us.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

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
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
We are subject to risks relating to our common stock
•We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
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
We are subject to risks relating to our 2026 Notes
•The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
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
Investment Advisory and Management Agreement
Under the Investment Advisory and Management Agreement with MC Advisors and subject to the overall supervision of our Board, MC Advisors provides investment advisory services to us. For providing these services, MC Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee. Refer to "Part II - Recent Developments" for additional information on the Investment Advisory and Management Agreement.

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
MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2024, 2023 and 2022, we incurred $2.9 million, $2.8 million and $3.1 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.0 million, $0.9 million and $1.2 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.
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
MC Advisors’ Staffing Agreement
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

Board Approval of the Investment Advisory and Management Agreement
At a meeting of our Board held on August 1, 2024, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. In reaching a decision to approve and continue the Investment Advisory and Management Agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:
•Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory and Management Agreement , including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory and Management Agreement are consistent with those of comparable BDCs described in the available market data.
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
Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory and Management Agreement and its continuation as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided. Refer to "Part II - Recent Developments" for additional information on the Investment Advisory and Management Agreement.
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
ELECTION TO BE TAXED AS A RIC
As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code, however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of income and asset diversification requirements (as described below). In addition, we are generally required to distribute to our stockholders, on a timely basis for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
TAXATION AS A RIC
If we continue to:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains, defined as net long-term capital gains in excess of net short-term capital losses we distribute to our stockholders.
We will be subject to U.S. federal income tax imposed at corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.
In addition, we will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2024, 2023 and 2022, we recorded $0.5 million, $0.5 million and $0.1 million on our consolidated statements of operations for U.S. federal excise taxes.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•meet the Annual Distribution Requirement;
•qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities, and net income from certain “qualified publicly traded partnerships” (as defined in the Code) (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled by us and which are determined, under applicable Code rules, to be engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
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
In order to prevent our receipt of income that would not satisfy the 90% Income Test, we have established and may establish additional special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income tax and other taxes, and therefore would be expected to achieve a reduced after-tax yield.

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
Because any original issue discount or other amounts accrued are included in our investment company taxable income in the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level U.S. federal income tax.
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
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on any “excess distribution” or any gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from our PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% federal excise tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.
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

FAILURE TO QUALIFY AS A RIC
If we are unable to qualify for treatment as a RIC and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS
As of December 31, 2024, affiliates of MC Advisors manage other assets in 11 closed-end funds, one small business investment company, 27 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on similar investment types, but which may be backed by venture capital. In addition, MC Advisors manages a private BDC, Monroe Capital Income Plus Corporation, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.
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
We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory and Management Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly those who comprise the MC Advisors investment committee. The individual investment committee members may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.
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
The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, the individual investment committee members have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
As of December 31, 2024, MC Advisors manages other assets in a private BDC, and affiliates of MC Advisors manage other assets in 11 closed-end funds, one small business investment company and 27 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focus on similar investment types, but which may be backed by venture capital and private equity investors. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.
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
We and our affiliates expect to hold controlling and non-controlling interests in other private fund managers which could preclude us from pursuing certain investments. In addition, from time to time, we may lend to, or otherwise invest in, unaffiliated registered investment advisors, which may create conflicts of interest.
We and our affiliates expect to hold interests in, or otherwise acquire, other private fund managers (“Target Managers”). A Target Manager may have access to material non-public information that may be attributable to us, MC Advisors, MC Management and their affiliates and thus preclude us from pursuing certain investments that could be attractive and profitable for us. In addition, a Target Manager’s advisory clients may make investments or take positions that conflict or compete with investments held or targeted by us.

While MC Advisors will perform diligence on Target Managers (including background checks on key personnel of the management team), it will be difficult, and likely impossible, for MC Advisors to protect itself and us from the risk of Target Manager fraud, misrepresentation, failure to comply with applicable legal, registration, tax or regulatory requirements. Target Managers, and the funds they manage, might become involved in litigation or regulatory actions for any number of reasons. If any Target Manager or its fund(s) are so involved, they could be exposed to substantial liabilities or losses, which could in turn materially and adversely affect MC Advisors and us and cause reputational damage to MC Advisors and/or us.

In addition, we may lend to, or otherwise invest in, currently unaffiliated registered investment advisers (“RIAs”) from time to time, subject to the restrictions under the 1940 Act. Such RIAs may include wealth managers or other advisers who do or could offer to, or acquire for, their end clients (through a platform or otherwise) our common stock or the limited partner interests or other similar interests in funds or other investment vehicles managed by MC Advisors, MC Management or their affiliates (collectively, “Monroe Interests”). As such, a conflict of interest may arise because either MC Advisors could be perceived to lend or otherwise invest in the RIA, to incentivize the RIA to sell Monroe Interests or the RIA could be perceived to offer or acquire Monroe Interests to incentivize MC Advisors cause us to make a loan to the RIA.

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

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2012, have qualified in each taxable year since, and intend to continue to qualify to be treated as a RIC; however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status. To qualify as a RIC and to be relieved of U.S. federal taxes on income and gains timely distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us. In order to qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to U.S. federal income tax, the resulting U.S. federal income tax could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
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

We access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments.
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
Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax imposed at corporate rates.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.
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
As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 18, 2025. We may seek further stockholder approval to sell shares below net asset value in the future.
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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	‑10%	‑5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	(35.07%)	(22.28%)	(9.49%)	3.30%	16.09%
______________________________________________________________
(1)The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)Assumes $490.7 million in total assets, $298.9 million in debt outstanding, of which $293.9 million is senior securities outstanding, $191.8 million in net assets and an average cost of funds of 6.09%, which was the weighted average interest rate of borrowing on our revolving credit facility and 2026 Notes as of December 31, 2024. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.
(3)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2024 total portfolio assets of at least 3.71%.
The majority of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.
As of December 31, 2024, the majority of our assets (excluding, among other things, investments held in and by certain of our subsidiaries) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has adopted rules that, among other matters, establish a framework for the reporting of climate-related risks; however, the future status of such rules is uncertain at this time. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

A majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our Valuation Designee. A majority of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We generally employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.
We adjust quarterly the valuation of our portfolio to reflect the determination of our Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss) on investments.

Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service, and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any new legislation being enacted is uncertain. Any new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.
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
As of December 31, 2024, our investments in the FIRE: Real Estate industry represented approximately 18.2% of the fair value of our portfolio. We may invest portions of our portfolio in the real estate industry, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond our control. Any of these factors could lead to a significant decline in the value of our real estate-related investments, and could in turn, materially adversely affect our business, financial condition and results of operations.
We may be subject to risks associated with our investments in the business services industry.
As of December 31, 2024, our investments in the Services: Business industry represented approximately 11.2% of the fair value of our portfolio. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
Our investments in the healthcare and pharmaceutical services industry sector are subject to extensive government regulation and certain other risks particular to that industry.
As of December 31, 2024, our investments in the Healthcare & Pharmaceuticals industry represented approximately 17.5% of the fair value of our portfolio. We invest in healthcare and pharmaceutical services companies. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or Health Insurance Reform Legislation, could have a significant effect on our portfolio companies in this industry sector. As Health Insurance Reform Legislation is implemented, our portfolio companies in this industry sector may be forced to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully in response to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments include original issue discount ("OID"), components and may include PIK interest or PIK dividend components. For the year ended December 31, 2024, PIK interest and PIK dividends comprised approximately 15.1% and 0.8% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
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

We may be subject to risks associated with our investments in special situation companies.
We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, there exists the risk that the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell our investment at a loss. In connection with such transactions (or otherwise), we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are fixed when we enter into the commitment. Such securities are subject to changes in market value prior to their delivery.
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
We may choose to pay a portion of our dividends in our own stock, in which case you may be subject to tax in excess of the cash you receive.
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
We may defer dividend payments to a subsequent taxable year.
As a BDC, we will not be required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains recognized for preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain its qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

We may take certain actions with respect to the timing and amounts of distributions in order to preserve cash and maintain flexibility. For example, we may defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these deferrals of dividends with one or more distributions that are payable partially in shares of our common stock as discussed above under “—We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”
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
The 2026 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of December 31, 2024, we had $163.9 million in outstanding indebtedness under the revolving credit facility. The indebtedness under the revolving credit facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.
The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2026 Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries. As of December 31, 2024, our subsidiaries did not have any outstanding indebtedness. Certain of these entities currently serve as guarantors under our revolving credit facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.
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
As of December 31, 2024, we had approximately $163.9 million of indebtedness outstanding under the revolving credit facility. Any default under the agreements governing our indebtedness, including a default under the revolving credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2026 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving credit facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
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
Debt incurred in the future to refinance existing indebtedness or for other needs may be at interest rates greater than the rates applicable to our current indebtedness.
Our outstanding senior unsecured notes, which bear interest at 4.75% per annum, mature on February 15, 2026 and we may be required to obtain financing in order to fund the refinancing of such notes or other outstanding debt. We are also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our revolving credit facility. The credit environment could impact our ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms, including at interest rates in excess of the rates applicable to our outstanding indebtedness. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business and results of operations.

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
Changes to United States tariff and import/export regulations could negatively affect us and our portfolio companies.
The U.S has recently enacted and proposed to enact significant new tariffs. Additionally, the U.S. administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and trade between the impacted nations and the U.S.

Any of these factors could impact economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, in turn, potentially impacting our business, the business of our portfolio companies, our financial condition and results of operations.
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
In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

There are significant financial and other resources necessary to comply with the requirements of being a public reporting entity.
We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, administrative expenses payable to MC Management, as administrator, to compensate them for hiring accounting, legal and administrative personnel, auditing and legal fees and similar expenses.
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
Terrorist acts, acts of war, including the ongoing conflicts in the Middle East and Europe, global health emergencies, or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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
Governance
Our cybersecurity program is managed by Monroe Capital’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Monroe Capital’s Head of Information Technology, who has a bachelor’s degree in systems engineering and over 13 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The CSIRT includes members of Monroe Capital’s senior executive management, including its Chief Operating Officer, Chief Compliance Officer and the Head of Information Technology, who acts as chairperson of the ISC. The ISC is comprised of Monroe Capital’s Head of Information Technology, Chief Operating Officer and Chief Compliance Officer. The purpose of the ISC is to protect Monroe Capital’s technology, data and information, and the ISC is tasked with responding to technology and data security incidents. The ORC is a cross-functional committee that governs and oversees the Monroe Capital enterprise risk management program, including cybersecurity. The ORC includes members of Monroe Capital’s senior executive management, including its Chief Compliance Officer, Chief Operating Officer, Chief Credit Officer, President & Co-Portfolio Manager, Chief Financial Officer of Management Company and Chief Financial Officer of Investment Funds, who acts as chairperson of the ORC. The ORC, through regular consultation with the Monroe Capital internal cybersecurity team and employees of MC Advisors and MC Management, assesses, discusses, and prioritizes Monroe Capital’s approach to high-level risks, mitigative controls and ongoing cybersecurity efforts.

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
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Austin, Texas; Boston, Massachusetts; Miami, Florida; Naples, Florida; Farmington, Connecticut; Seoul, South Korea; and Sydney, Australia. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.
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
HOLDERS
As of February 27, 2025, there were six holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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

PERFORMANCE GRAPH
The following graph compares the return on our common stock from December 31, 2019 to December 31, 2024, the last stock trading days of 2019 and 2024, respectively, with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 31, 2019, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
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
The following table sets forth the high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV per share and the distributions declared by us since January 1, 2023:

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Declared Distributions (3)(4)
	NAV (1)	High	Low
Year ending December 31, 2024
Fourth Quarter	$8.85	$8.64	$7.82	(2.4)%	(11.6)%	$0.25
Third Quarter	$9.18	$8.18	$7.14	(10.9)%	(22.2)%	$0.25
Second Quarter	$9.20	$7.89	$7.03	(14.2%)	(23.6)%	$0.25
First Quarter	$9.30	$7.55	$6.99	(18.8%)	(24.8)%	$0.25
Year ending December 31, 2023
Fourth Quarter	$9.40	$7.38	$6.78	(21.5%)	(27.9)%	$0.25
Third Quarter	$9.58	$8.80	$7.14	(8.1)%	(25.5)%	$0.25
Second Quarter	$9.84	$8.26	$6.86	(16.1%)	(30.3)%	$0.25
First Quarter	$10.29	$8.80	$7.10	(14.5)%	(31.0)%	$0.25
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
(4)Our management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent that our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. There was no return of capital for tax purposes for both the years ended December 31, 2024 and 2023.

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

	December 31, 2024
Stockholder transaction expenses (as a percentage of offering price):
Sales load	—%	(1)
Offering expenses	—%	(2)
Dividend reinvestment plan expenses	Up to $15 Transaction Fee	(3)
Total stockholder transaction expenses	—%	(2)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	4.02%	(4)
Incentive fees payable under the Investment Advisory and Management Agreement	2.47%	(5)
Interest payments on borrowed funds	10.47%	(6)
Other expenses	1.89%	(7)
Acquired fund fees and expenses	1.15%	(8)
Total annual expense	20.00%	(9)
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
(4)Our base management fee is calculated initially at an annual rate of 1.75% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. The “base management fee” percentage is calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. The base management fee in the table above assumes the base management fee remains consistent with fees incurred for the quarter ended December 31, 2024 of $2.0 million, based on average total assets (excluding cash) for the period of $489.7 million, as a percentage of our average net assets for the period of $195.3 million. See “Management and Other Agreements — Investment Advisory and Management Agreement.”
(5)Estimated assuming that annual incentive fees earned by MC Advisors remains consistent with the incentive fees earned, gross of the Incentive Fee Limitation due to the total return requirement and the incentive fee waivers, if applicable, for the quarter ended December 31, 2024 of $1.2 million, as a percentage of our average net assets of $195.3 million for the period. For information about our Incentive Fee Limitation and incentive fee waivers, see “Management and Other Agreements — Investment Advisory and Management Agreement” and “Consolidated Statements of Operations” in our financial statements incorporated by reference into this prospectus.

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
See “Management and Other Agreements — Investment Advisory and Management Agreement.”
(6)We may borrow funds from time to time to make investments to the extent we determine that it is appropriate to do so. The costs associated with any outstanding borrowings are indirectly borne by our investors. The table assumes borrowings are consistent with the average borrowings for the quarter ended December 31, 2024 of $296.5 million, no preferred stock issued or outstanding and average net assets of $195.3 million. For the quarter ended December 31, 2024, we had interest expense of $5.1 million (including fees for unused portions of commitments and amortization of debt issuance costs). As of December 31, 2024, the weighted average interest rate of our revolving credit facility (excluding debt issuance costs) was 7.15% and the interest rate on our senior unsecured notes was 4.75%. Although we do not have any current plans to issue debt securities or preferred stock in the next twelve months, we may issue debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)Includes our estimated overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by MC Management. The table above assumes “other expenses” remain consistent with the $0.9 million incurred during the quarter ended December 31, 2024 and average net assets for the period of $195.3 million.
(8)Our stockholders indirectly bear the expenses of our investment in SLF. SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the quarter ended December 31, 2024, SLF incurred $40 thousand of allocable expenses. The table above assumes “acquired fund fees and expenses” remain consistent with the $0.6 million of expenses incurred for the quarter ended December 31, 2024 and average net assets for the period of $195.3 million. Future expenses for SLF may be substantially higher or lower because certain expenses may fluctuate over time.

(9)“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. We calculate the “total annual expenses” percentage as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been purchased with borrowed amounts. The terms of our indebtedness may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowings” incorporated by reference into this prospectus and in other documents incorporated by reference into this prospectus. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets for the quarter ended December 31, 2024, our “total annual expenses” would be 6.90% of average consolidated total assets for the period of $496.3 million. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150%. We have included our estimated leverage expenses (consistent with the assumptions in footnote (7)) in “total annual expenses.”
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

You would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$175	$526	$877	$1,754
Assuming a 5% annual return (assumes entire return is from realized capital gains and thus subject to the capital gains incentive fee)	$185	$558	$932	$1,880
This table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As incentive fees vary based on the character of the 5% return, the example above provides (i) expenses assuming no return from capital gains (therefore not meeting the hurdle rate for the first part of the incentive fee) and (ii) expenses assuming the entire return is from realized capital gains (resulting in a capital gains incentive fee). For the quarter ended December 31, 2024, our return included net realized and unrealized capital losses. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our board of directors authorizes and we declare a cash distribution, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
This example and the expenses in the table above should not be considered a representation of our future expenses as actual expenses (including the cost of debt, if any, and other expenses) that we may incur in the future and such actual expenses may be greater or less than those shown.
SENIOR SECURITIES
Information about our senior securities is shown in the following table as of December 31, 2024 and for the years indicated in the table (dollars in thousands). This annual information has been derived from our audited consolidated financial statements for each respective period, which have been audited by KPMG LLP for the year ended December 31, 2024 and by RSM US LLP for the year ended December 31, 2023, as well as for all prior years. KPMG LLP and RSM US LLP served as our independent registered public accounting firms for the respective periods. The report of KPMG LLP on the senior securities table as of December 31, 2024 is attached as Exhibit 99.1 to this report.

Class and Year	Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Asset Market Value per Unit (4)
Revolving Credit Facility
December 31, 2024	$163,900	$1,652	—	N/A
December 31, 2023	174,100	1,670	—	N/A
December 31, 2022	204,600	1,673	—	N/A
December 31, 2021	151,045	1,888	—	N/A
December 31, 2020	126,559	1,995	—	N/A
December 31, 2019	180,294	1,862	—	N/A
December 31, 2018	136,026	2,262	—	N/A
December 31, 2017	117,092	3,380	—	N/A
December 31, 2016	129,000	2,848	—	N/A
December 31, 2015	123,700	2,462	—	N/A

5.75% Notes due 2023
December 31, 2020	$109,000	$1,995	—	$940	(5)
December 31, 2019	109,000	1,862	—	1,005	(5)
December 31, 2018	69,000	2,262	—	986	(5)

4.75% Notes due 2026
December 31, 2024	$130,000	$1,652	—	N/A
December 31, 2023	130,000	1,670	—	N/A
December 31, 2022	130,000	1,673	—	N/A
December 31, 2021	130,000	1,888	—	N/A

Secured Borrowings (6)
December 31, 2016 (7)	$1,320	$2,848	—	N/A
December 31, 2015 (8)	2,535	2,462	—	N/A
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
Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $35.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2024, our portfolio included approximately 78.3% senior secured loans, 0.8% unitranche secured loans, 6.5% junior secured loans and 14.4% equity securities, compared to December 31, 2023, when our portfolio included approximately 79.6% senior secured loans, 2.8% unitranche secured loans, 5.5% junior secured loans and 12.1% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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

Investment income
We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and other income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
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
Expenses
Our primary operating expenses include the payment of base management and incentive fees to MC Advisors, under the investment advisory and management agreement (the “Investment Advisory and Management Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement (the “Administration Agreement”) and other operating costs. See “Related Party Transactions” and “Recent Developments” below for additional information on our Investment Advisory and Management Agreement and Administration Agreement. Our expenses also include interest expense on indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.
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
Portfolio and Investment Activity
During the year ended December 31, 2024, we invested $30.4 million in seven new portfolio companies and $57.2 million in 53 existing portfolio companies and had $115.0 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $27.4 million for the year.

During the year ended December 31, 2023, we invested $21.7 million in seven new portfolio companies and $41.2 million in 48 existing portfolio companies and had $103.0 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $40.1 million for the year.
During the year ended December 31, 2022, we invested $59.9 million in 20 new portfolio companies and $74.4 million in 45 existing portfolio companies and had $137.8 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $3.5 million for the year.

The following table shows portfolio yield by security type:

	December 31, 2024		December 31, 2023
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.7%	10.7%	12.6%	12.6%
Unitranche secured loans	11.4	14.5	12.8	14.1
Junior secured loans	7.5	7.5	8.6	8.6
Preferred equity securities	2.8	2.8	2.8	2.8
Total	10.2%	10.2%	12.1%	12.1%
________________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both December 31, 2024 and 2023, there were no loans excluded from the weighted average contractual coupon yield.

(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both December 31, 2024 and 2023, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value as a percentage of our total investments at fair value (in thousands):

	December 31, 2024		December 31, 2023
Fair Value:
Senior secured loans	$357,994	78.3%	$388,882	79.6%
Unitranche secured loans	3,862	0.8	13,877	2.8
Junior secured loans	29,634	6.5	26,594	5.5
LLC equity interest in SLF	32,730	7.2	33,122	6.8
Equity securities	32,828	7.2	25,911	5.3
Total	$457,048	100.0%	$488,386	100.0%

Our portfolio composition remained relatively consistent with our portfolio at December 31, 2023. As of December 31, 2024 our yields decreased compared to December 31, 2023. This decrease was primarily due to lower base rates on our loan portfolio and an increase in the number of portfolio companies on non-accrual status.
The following table shows our portfolio composition by industry at fair value and as a percentage of our total investments at fair value (in thousands):

	December 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$—	—%	$7,876	1.6%
Automotive	16,267	3.6	18,495	3.8
Banking	7,861	1.7	15,385	3.2
Beverage, Food & Tobacco	6,027	1.3	6,098	1.2
Capital Equipment	4,853	1.1	4,893	1.0
Chemicals, Plastics & Rubber	4,864	1.1	3,987	0.8
Construction & Building	10,334	2.3	8,813	1.8
Consumer Goods: Durable	8,263	1.8	8,242	1.7
Consumer Goods: Non-Durable	2,467	0.4	2,387	0.5
Environmental Industries	520	0.1	5,896	1.2
FIRE: Finance	12,789	2.8	15,388	3.3
FIRE: Real Estate	83,037	18.2	85,153	17.4
Healthcare & Pharmaceuticals	79,784	17.5	69,354	14.2
High Tech Industries	41,240	9.0	40,723	8.3
Hotels, Gaming & Leisure	144	0.0 *	110	0.0 *
Investment Funds & Vehicles	32,730	7.2	33,122	6.8
Media: Advertising, Printing & Publishing	12,035	2.6	20,238	4.1
Media: Broadcasting & Subscription	1,156	0.3	2,217	0.5
Media: Diversified & Production	43,717	9.6	41,897	8.6
Retail	2,036	0.4	1,995	0.4
Services: Business	51,175	11.2	56,655	11.6
Services: Consumer	24,113	5.3	16,772	3.4
Telecommunications	5,586	1.2	7,508	1.5
Transportation: Cargo	5,890	1.3	—	—
Wholesale	160	0.0 *	15,182	3.1
Total	$457,048	100.0%	$488,386	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	370,573	81.0
3	65,711	14.4
4	15,935	3.5
5	4,829	1.1
Total	$457,048	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	405,888	83.1
3	74,224	15.2
4	4,721	1.0
5	3,553	0.7
Total	$488,386	100.0%
As of December 31, 2024, there were 10 borrowers with loans or preferred equity investments on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (“Arcserve"), BTR Opco LLC (fka Born to Run, LLC), Education Corporation of America (“ECA”), Forman Mills, Inc. ("Forman Mills"), INH Buyer, Inc., LLC, MV Receivables II, LLC, NECB Collections, LLC (“NECB”), Prototek, LLC, Thrasio, LLC ("Thrasio") and Vice Acquisition Holdco, LLC), and these investments totaled $15.7 million at fair value, or 3.4% of our total investments at fair value at December 31, 2024. As of December 31, 2023, we had five borrowers with loans or preferred equity investments on non-accrual status (Arcserve, ECA, Forman Mills, NECB and Thrasio), and these investments totaled $7.5 million at fair value, or 1.5% of our total investments at fair value at December 31, 2023.

Results of Operations
Operating results were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Total investment income	$60,527	$64,297	$56,566
Total operating expenses, net of fee waivers	35,543	40,242	32,969
Net investment income before income taxes	24,984	24,055	23,597
Income taxes, including excise taxes	452	806	1,405
Net investment income	24,532	23,249	22,192
Net realized gain (loss) on investments	1,431	(38,769)	(1,130)
Net realized gain (loss) on extinguishment of debt	—	—	(1,039)
Net realized gain (loss) on foreign currency forward contracts	—	1,756	119
Net realized gain (loss) on foreign currency and other transactions	—	(135)	(36)
Net realized gain (loss)	1,431	(37,148)	(2,086)
Net change in unrealized gain (loss) on investments	(16,259)	15,777	(23,782)
Net change in unrealized gain (loss) on foreign currency forward contracts	—	(1,507)	726
Net change in unrealized gain (loss) on foreign currency and other transactions	—	—	164
Net change in unrealized gain (loss)	(16,259)	14,270	(22,892)
Net increase (decrease) in net assets resulting from operations	$9,704	$371	$(2,786)
Investment Income
The composition of our investment income was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$44,283	$49,779	$41,449
PIK interest income	9,161	9,407	6,689
Dividend income (1)	4,292	4,188	4,161
Other income (2)	1,324	(679)	2,380
Prepayment gain (loss)	531	553	803
Accretion of discounts and amortization of premiums	936	1,049	1,084
Total investment income	$60,527	$64,297	$56,566
________________________________________________________
(1)During the years ended December 31, 2024, 2023 and 2022, dividend income includes PIK dividends of $457, $477 and $475, respectively.
(2)During the year ended December 31, 2023 there was a reversal of $1,559 of previously accrued other income associated with our former loan investment in IT Global Holding, LLC (“IT Global”).
The decrease in investment income of $3.8 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to lower interest income and PIK interest income. The reduction in interest income and PIK interest income was driven by a decrease in average invested assets and the placement of additional portfolio companies on non-accrual status. Lower effective rates on the portfolio resulting from the declining interest rate environment during the second half of the year ended December 31, 2024 also contributed to the decrease in both interest income and PIK interest income. The decrease in interest income and PIK interest income was partially offset by an increase in other income, primarily driven by the reversal of $1.6 million in previously accrued fees related to the former loan investment in IT Global, which was recognized during the year ended December 31, 2023.

The increase in investment income of $7.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily the result of an increase in interest income and PIK interest income, partially offset by a decrease in other income. The increase in interest income and PIK interest income was primarily as a result of increases in effective rates on the portfolio as a result of a higher interest rate environment. Additionally, the year ended December 31, 2023 included the reversal of $1.6 million of previously accrued fee income associated with our former loan investment in IT Global and the year ended December 31, 2022 included the one-time benefit of $2.0 million in previously unrecorded interest income associated with the repayment of our former loan investment in Curion Holdings, LLC ("Curion"). Curion had been on non-accrual status and proceeds were in excess of the cost basis as a result of the successful sale of the portfolio company. Excluding these non-recurring items, investment income increased $11.3 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest and other debt financing expenses	$21,917	$22,847	$17,080
Base management fees, net of base management fee waivers (1)	8,056	8,603	9,000
Incentive fees, net of incentive fee waivers (2)	2,449	5,812	3,602
Professional fees	902	719	894
Administrative service fees	1,011	940	1,163
General and administrative expenses	964	1,174	1,082
Directors’ fees	244	147	148
Total operating expenses, net of fee waivers	$35,543	$40,242	$32,969
________________________________________________________
(1)During the year ended December 31, 2022, MC Advisors elected to voluntarily waive base management fees of $55. MC Advisors did not waive any base management fees during the years ended December 31, 2024 and 2023.
(2)During the year ended December 31, 2022, MC Advisors waived part one incentive fees (based on net investment income) of $525. MC Advisors did not waive any incentive fees during the years ended December 31, 2024 and 2023. Incentive fees during the year ended December 31, 2024 were limited by $2,947, due to the Incentive Fee Limitation. Incentive fees during the years ended December 31, 2023 and 2022 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.
The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest expense - revolving credit facility	$14,380	$15,319	$8,442
Interest expense - 2026 Notes	6,220	6,220	6,220
Interest expense - SBA debentures	—	—	292
Amortization of debt issuance costs	1,317	1,308	2,126
Total interest and other debt financing expenses	$21,917	$22,847	$17,080
Average debt outstanding	$302,211	$318,884	$314,053
Average stated interest rate	6.8%	6.7%	4.7%

The decrease in operating expenses of $4.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to a decrease in incentive fees resulting from the $2.9 million in Incentive Fee Limitations during the year ended December 31, 2024. Additionally, decreases in interest expense primarily from lower average debt outstanding and base management fees from lower invested assets during the current year contributed to the decrease in operating expenses, net of fee waivers.
The increase in operating expenses, net of fee waivers of $7.3 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by an increase in interest and other debt financing expenses, resulting from the higher interest rate environment, and an increase in incentive fees, net of incentive fee waivers, driven by stronger pre-incentive fee net investment income performance.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2024, 2023 and 2022, we recorded a net expense on the consolidated statements of operations of $0.5 million, $0.5 million, and $0.1 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2024, 2023 and 2022, we recorded a net tax expense (benefit) on the consolidated statements of operations of $(4) thousand, $0.3 million and $1.3 million, respectively, for these subsidiaries.
Net Realized Gain (Loss)
During the years ended December 31, 2024, 2023 and 2022, we had sales or dispositions of investments resulting in $1.4 million, $(38.8) million and $(1.1) million of net realized gain (loss) on investments, respectively. The net realized gains during the year ended December 31, 2024 were primarily related to the gain on the disposition of the equity of SoundHound AI, Inc. (fka Amelia Holding II, LLC), partially offset by the realization of the previously recorded unrealized losses on our investments in Seran BioScience, LLC and AdTheorent, Inc. The net realized losses for the year ended December 31, 2023 were primarily related to the realization of the previously recorded unrealized losses on our investment in Vinci Brands LLC, California Pizza Kitchen, Inc. and Forman Mills. The net realized losses for the year ended December 31, 2022 were primarily attributable to the realization of the previously recorded unrealized loss on our investment in Toojay’s Management, LLC partially offset by the realization of the previously recorded unrealized gain on our investment in Rockdale Blackhawk, LLC.
During the years ended December 31, 2024 and 2023, we had no net gain (loss) on the extinguishment of debt. During the year ended December 31, 2022, we had extinguishment of debt resulting in $(1.0) million of net realized gain (loss) due to the repayment of our remaining $56.9 million of SBA debentures on March 1, 2022.
We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2024, 2023 and 2022, we had zero, $1.8 million and $0.1 million of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2024, 2023 and 2022, we had zero, $(0.1) million and $(36) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)
For the years ended December 31, 2024, 2023 and 2022 our investments had $(16.3) million, $15.8 million and $(23.8) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the year ended December 31, 2024, the net change in unrealized loss on investments was primarily attributable to mark-to-market losses from certain portfolio companies facing credit performance concerns that were still held as of December 31, 2024 and a certain real estate investment where the timing horizon for the realization extended which caused a reduction in expected fair value of this asset which is valued via a discounted cash flow model. These unrealized losses were partially offset by mark-to-market gains in the rest of the portfolio, driven by spread tightening in the direct lending markets during the year.

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
For the year ended December 31, 2024, we had no foreign currency forward contracts and no foreign currency borrowings. For the years ended December 31, 2023 and 2022, our foreign currency forward contracts had $(1.5) million and $0.7 million of net change in unrealized gain (loss), respectively. For the years ended December 31, 2023 and 2022, our foreign currency borrowings had zero and $0.2 million and of net change in unrealized gain (loss), respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2024, 2023 and 2022 the net increase (decrease) in net assets resulting from operations was $9.7 million, $0.4 million and $(2.8) million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2024, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was $0.45, $0.02 and $(0.13) respectively.
The $9.3 million increase in net assets resulting from operations during the year ended December 31, 2024, was primarily the result of lower net losses on the portfolio.

The $3.2 million increase during the year ended December 31, 2023, was primarily the result of lower net losses on investments and increased net investment income due to increases in effective interest rates on the portfolio as a result of the higher interest rate environment.
Liquidity and Capital Resources
As of December 31, 2024, we had $9.0 million in cash and cash equivalents, $163.9 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $91.1 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA, prior to its dissolution, from the asset coverage test under the 1940 Act. As of December 31, 2024 and 2023, our asset coverage ratio based on aggregate borrowings outstanding was 165% and 167%, respectively.
Cash Flows
For the year ended December 31, 2024, we experienced a net increase in cash and cash equivalents of $4.1 million. During the same period, operating activities provided $36.0 million primarily as a result of principal repayments and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the same period, we used $31.9 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
For the year ended December 31, 2023, we experienced a net decrease in cash and cash equivalents of $0.5 million. During the same period, operating activities provided $51.7 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used $52.2 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
For the year ended December 31, 2022, we experienced a net decrease in cash and cash equivalents of $12.6 million. During the same period, operating activities provided $14.1 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used $26.7 million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 18, 2024, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both December 31, 2024 and 2023, we had 21,666,340 shares outstanding.
On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.
Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during each of the years ended December 31, 2024, 2023 and 2022.

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
On December 27, 2022, we amended the revolving credit facility which extended the maturity date from March 1, 2024 to December 27, 2027, increased the advance rate against certain types of assets in our portfolio, with corresponding adjustments to the concentration limits and replaced LIBOR benchmark provisions with term SOFR benchmark provisions. The other significant terms of the credit facility remained unchanged. We incurred expenses of $1.8 million in conjunction with the amendment which have been capitalized within unamortized debt issuance costs and are amortized into interest expense over the estimated average life of the borrowings.
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
As of December 31, 2024 and 2023, we had U.S. dollar borrowings of $163.9 million and $174.1 million, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled zero, zero and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no repayments of foreign currency borrowings for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, we repaid borrowings denominated in Great Britain pounds of £3.4 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of $(11) thousand for year ended December 31, 2022.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of December 31, 2024 and 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.1% and 8.1%, respectively.
2026 Notes: As of both December 31, 2024 and 2023, we had $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”) outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. We may redeem the 2026 Notes in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.
SBA Debentures: On March 1, 2022, MRCC SBIC fully repaid its outstanding debentures utilizing a borrowing on our revolving credit facility and the restricted cash and cash equivalents at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, which resulted in a realized loss of $1.0 million (primarily comprised of the unamortized debt issuance costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved.
Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for each of the years ended December 31, 2024, 2023 and 2022 totaled $21.7 million ($1.00 per share), none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year.
In October 2012, we adopted an “opt out” DRIP for our common stockholders. When we declare a distribution, our stockholders’ cash distributions will automatically be reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder “opts out”, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.
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
SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both December 31, 2024 and 2023, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2024 and 2023, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.

As of both December 31, 2024 and 2023, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both December 31, 2024 and 2023, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.
For the years ended December 31, 2024, 2023 and 2022 we received $3.6 million of dividend income per year from our LLC equity interest in SLF.
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
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2024, 2023 and 2022, SLF incurred $0.2 million of allocable expenses per year. There are no agreements or understandings by which we guarantee any SLF obligations.
As of December 31, 2024 and 2023, SLF had total assets at fair value of $104.2 million and $148.4 million, respectively. As of both December 31, 2024 and 2023, SLF had four portfolio company investments on non-accrual status with fair values of $5.2 million and $4.3 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2024 and 2023, SLF had $1.6 million and $3.3 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Secured loans (1)	101,624	150,674
Weighted average current interest rate on secured loans (2)	9.3%	10.2%
Number of portfolio company investments in SLF	36	49
Largest portfolio company investment (1)	4,900	6,580
Total of five largest portfolio company investments (1)	23,901	26,415
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	7.65%	9.98% Cash/ 2.00% PIK	2/26/2027	3,145	$3,096
Trident Maritime Systems, Inc.		SF	7.60%	9.96% Cash/ 2.00% PIK	2/26/2027	137	135
Trident Maritime Systems, Inc. (Revolver)	(4)	SF	7.65%	10.01% Cash/ 2.00% PIK	2/26/2027	319	—
						3,601	3,231
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.41%	12/1/2027	1,344	1,323
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.49%	12/1/2027	384	378
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	9.41%	12/1/2027	132	44
						1,860	1,745
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC		SF	5.60%	9.96%	7/8/2027	3,506	3,503
						3,506	3,503
Capital Equipment
MacQueen Equipment, LLC		SF	5.51%	9.84%	1/7/2028	2,032	2,032
MacQueen Equipment, LLC		SF	5.51%	9.84%	1/7/2028	445	445
MacQueen Equipment, LLC (Revolver)	(4)	P	4.25%	11.75%	1/7/2028	296	20
						2,773	2,497
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC		SF	7.11%	11.47%	10/3/2025	1,137	677
TJC Spartech Acquisition Corp.		SF	4.75%	9.41%	5/5/2028	4,167	3,026
						5,304	3,703
Consumer Goods: Durable
Runner Buyer INC.		SF	5.61%	10.11%	10/23/2028	2,910	1,382
						2,910	1,382
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.		SF	5.00%	10.17%	9/26/2025	2,342	2,333
						2,342	2,333
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.26%	9.85%	3/17/2025	2,828	2,463
PVHC Holding Corp		SF	6.90%	10.43% Cash/ 0.75% PIK	2/17/2027	1,891	1,869
						4,719	4,332
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	9.47%	6/22/2026	2,249	2,209
Offen, Inc.		SF	5.11%	9.47%	6/22/2026	850	835
						3,099	3,044
FIRE: Finance
TEAM Public Choices, LLC		SF	5.11%	9.47%	12/17/2027	2,895	2,914
						2,895	2,914
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.36%	10.70%	3/12/2028	601	606
						601	606
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.		SF	4.61%	8.97%	12/15/2028	1,791	1,805
Natus Medical Incorporated		SF	5.60%	9.96%	7/20/2029	4,900	4,827
						6,691	6,632

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
High Tech Industries
Corel Inc.	(3)	SF	5.10%	9.61%	7/2/2026	3,200	$2,706
Lightbox Intermediate, L.P.		SF	5.11%	9.44%	5/11/2026	4,725	4,725
TGG TS Acquisition Company		SF	6.61%	10.97%	12/12/2025	2,445	2,460
						10,370	9,891
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.25%	9.58%	4/27/2029	4,309	4,301
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.25%	9.58%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	5.75%	10.18%	6/5/2026	2,227	2,227
						7,161	6,528
Media: Diversified & Production
STATS Intermediate Holdings, LLC		SF	5.51%	10.03%	7/10/2026	4,750	4,698
TA TT Buyer, LLC		SF	4.75%	9.08%	3/30/2029	3,267	3,281
						8,017	7,979
Services: Business
Eliassen Group, LLC		SF	5.75%	10.08%	4/14/2028	3,186	3,118
Eliassen Group, LLC		SF	5.75%	10.26%	4/14/2028	229	224
Secretariat Advisors LLC		SF	4.86%	9.22%	12/29/2028	1,659	1,657
Secretariat Advisors LLC		SF	4.86%	9.22%	12/29/2028	265	264
SIRVA Worldwide Inc. (Delayed Draw)	(4)	SF	8.00%	12.35%	2/20/2029	381	241
						5,720	5,504
Services: Consumer
Laseraway Intermediate Holdings II, LLC		SF	5.75%	10.66%	10/14/2027	2,156	2,075
McKissock Investment Holdings, LLC		SF	5.00%	9.80%	3/9/2029	2,431	2,420
						4,587	4,495
Telecommunications
Mavenir Systems, Inc.		SF	5.01%	9.53%	8/18/2028	1,621	1,150
Sandvine Corporation	(5)	SF	9.00%	13.25%	10/3/2025	72	72
Sandvine Corporation	(5)	SF	9.00%	13.25%	10/3/2025	372	374
Sandvine Corporation (Delayed Draw)	(4)(5)	SF	9.00%	13.25%	10/3/2025	144	—
						2,209	1,596
Transportation: Cargo
Keystone Purchaser, LLC		SF	5.86%	10.22%	5/7/2027	4,854	4,836
						4,854	4,836
Wholesale
HALO Buyer, Inc.		SF	4.60%	8.96%	6/30/2025	4,672	4,456
						4,672	4,456
Total Non-Controlled/Non-Affiliate Senior Secured Loans						87,891	81,207

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	11.24%	9/30/2027	790	622
						790	622
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	5.26%	8.28% Cash/ 1.50% PIK	1/31/2029	4,252	4,213
						4,252	4,213
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	6.15% Cash/ 6.50% PIK	3/12/2029	1,492	1,178
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	6.15% Cash/ 6.50% PIK	3/12/2029	510	299
						2,002	1,477
Media: Diversified & Production

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	10.29%	10/15/2028	4,467	$4,181
						4,467	4,181
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	11.11%	11/30/2028	1,042	1,042
SIRVA Worldwide Inc.		SF	8.00%	7.52% Cash/ 5.00% PIK	8/20/2029	1,171	1,160
						2,213	2,202
Telecommunications
Sandvine Corporation	(5)	n/a	n/a	2.00%	6/28/2027	1,602	381
						1,602	381
Total Non-Controlled/Non-Affiliate Junior Secured Loans						15,326	13,076

Equity Securities (6)(7)(8)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)		—	—	—	—	—	86
							86
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)		—	—	—	—	—	—
							—
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	(3)(5)	n/a	n/a	12.50% PIK	n/a	—	610
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)	—	—	—	—	—	—
							610
Healthcare & Pharmaceuticals
Cano Health, Inc. (79,030 shares of common units)		—	—	—	—	—	692
Cano Health, Inc. (warrant to purchase up to 2,682 shares of common units)		—	—	—	6/28/2029	—	2
							694
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (61,590 shares of common units)		—	—	—	—	—	1,093
							1,093
Services: Business
SIRVA Worldwide Inc. (2,252 Class A common shares)		—	—	—	—	—	547
SIRVA Worldwide Inc. (518 Class A preferred shares)		—	—	—	—	—	25
Output Services Group, Inc. (51,370 Class A units)		—	—	—	—	—	613
							1,185
Telecommunications
Sandvine Corporation (40 shares of Class A units)		—	—	—	—	—	—
							—

Total Non-Controlled/Non-Affiliate Equities							3,668

TOTAL INVESTMENTS							$97,951

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands)
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at December 31, 2024. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(3)The headquarters of this portfolio company is located in Canada.
(4)All or a portion of this commitment was unfunded as of December 31, 2024. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of December 31, 2024, meaning that we have ceased accruing interest income on the position.
(6)Represents less than 5% ownership of the portfolio company’s voting securities.
(7)Ownership of certain equity investments may occur through a holding company partnership.
(8)Securities without an interest rate are non-income producing.

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

Below is certain summarized financial information for SLF as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value	$97,951	$139,914
Cash and cash equivalents	1,488	1,884
Restricted cash and cash equivalents	3,673	5,265
Interest receivable	1,047	1,380
Other assets	—	6
Total assets	$104,159	$148,449
Liabilities
Revolving credit facility	$38,214	$82,014
Less: Unamortized debt issuance costs	—	(717)
Total debt, less unamortized debt issuance costs	38,214	81,297
Interest payable	272	590
Accounts payable and accrued expenses	212	320
Total liabilities	38,698	82,207
Members’ capital	65,461	66,242
Total liabilities and members’ capital	$104,159	$148,449

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
Interest income	$13,012	$18,362	$15,400
Total investment income	13,012	18,362	15,400
Expenses:
Interest and other debt financing expenses	5,173	8,847	6,009
Professional fees and other expenses	640	757	814
Total expenses	5,813	9,604	6,823
Net investment income	7,199	8,758	8,577
Net gain (loss):
Net realized gain (loss)	82	(5,119)	(3,089)
Net change in unrealized gain (loss)	(862)	(1,216)	(10,520)
Net gain (loss)	(780)	(6,335)	(13,609)
Net increase (decrease) in members’ capital	$6,419	$2,423	$(5,032)
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
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table shows our significant contractual payment obligations for repayment as of December 31, 2024 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$163,900	$—	$163,900	$—	$—
2026 Notes	130,000	—	130,000	—	—
Unfunded Commitments (1)	38,509	38,509	—	—	—
Total contractual obligations	$332,409	$38,509	$293,900	$—	$—
____________________________________________________________
(1)Unfunded commitments represent all amounts unfunded, excluding our investments in SLF, as of December 31, 2024. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2024.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2024 and 2023, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $38.5 million and $37.2 million, respectively. As of both December 31, 2024 and 2023, we had unfunded commitments to SLF of $7.3 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.
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

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment where the economy has been resilient and interest rates have begun to subside. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Throughout 2024, the middle market saw continued spread compression but also a significant increase in transaction activity. While spreads tightened and M&A activity and middle market loan volumes increased, the market also saw a trend of generally stable loan-to-value and leverage attachment points. (2) In the fourth quarter of 2024, spreads widened for the first time since the first quarter of 2023. While the pricing increase was modest, the reversal potentially indicates a leveling off in spreads. We believe that the strong economic backdrop coupled with lower interest rates and steady inflation sets the stage for a positive 2025. The dynamics should continue to drive deal flow in the middle market. That said, we note that a softening macroeconomic environment and the lingering impact of elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
________________________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index - September 2024.
(2)LSEG LPC’s 4Q24 Sponsored Middle Market Private Deals Analysis – January 2025.
Recent Developments
On October 22, 2024, Monroe Capital announced that certain affiliates, including but not limited to MC Management, Monroe Capital Investment Holdings, L.P. (the parent of MC Advisors), and Monroe Capital Intermediate Holdings, LLC (any such affiliate, collectively, “Monroe”), entered into an equity purchase agreement, dated as of October 21, 2024, pursuant to which Momentum US Bidco LLC (the “Acquiror”), an affiliate of Wendel SE (collectively, with its affiliates, “Wendel”), will acquire a 75% interest in Monroe, which shall constitute a change of control of MC Advisors (the “Adviser Change in Control”).
The consummation of the Adviser Change in Control would have resulted in an assignment and corresponding termination of the current Investment Advisory and Management Agreement in accordance with the requirements of 1940 Act. As such, MC Advisors, and the Board sought approval from our stockholders of a new investment advisory and management agreement (the “New Investment Advisory and Management Agreement”) and such approval was received from our stockholders on February 21, 2025. Under the New Investment and Advisory Agreement, there are no changes to the terms, including the fee structure and services to be provided, other than the date and term when compared to the current Investment Advisory and Management Agreement discussed in Note 6 to our consolidated financial statements. MC Advisors will continue to serve as the investment adviser to us and is the counterparty to the New Investment Advisory and Management Agreement, as with the current Investment Advisory and Management Agreement.
The Adviser Change in Control is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. It is anticipated that all of the officers and investment professionals of MC Advisors will remain at MC Advisors following the closing of the transaction.
On February 27, 2025, we amended our revolving credit facility to provide additional flexibility for us to refinance the 2026 Notes, including, among other things, by modifying the borrowing base treatment of 2026 Notes and allowing for new indebtedness incurred to refinance the 2026 Notes. The size, applicable margin and other significant terms of the credit facility remain unchanged.

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
As of December 31, 2024, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss
We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. Additionally, we do not isolate the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in the fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on our consolidated statements of operations. The impact resulting from changes in foreign exchange rates on revolving credit facility borrowings denominated in foreign currencies is included in net change in unrealized gain (loss) on foreign currency and other transactions.
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
During the years ended December 31, 2024, 2023 and 2022, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.
New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We have adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on our consolidated financial statements. See Note 14 in the attached consolidated financial statements for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements, however we do not expect a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. We are currently assessing the impact of this guidance, however, we do not expect a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to the elevated inflation; and interest rate fluctuations, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business and Structure.”
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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(10,898)	$(4,917)	$(5,981)
Down 200 basis points	(7,314)	(3,278)	(4,036)
Down 100 basis points	(3,657)	(1,639)	(2,018)
Up 100 basis points	3,657	1,639	2,018
Up 200 basis points	7,314	3,278	4,036
Up 300 basis points	10,971	4,917	6,054
________________________________________________________
(1)Excludes the impact of income-based incentive fees. See Note 6 in the attached consolidated financial statements for more information on income-based incentive fees.
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
Currency Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of December 31, 2024, we held no investments in foreign currencies or foreign currency forward contracts.
Inflation and Supply Chain Risk
U.S. inflation rates have fluctuated in recent periods and remain well above historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation.
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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Monroe Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Monroe Capital Corporation and its subsidiaries (collectively the Company), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year-ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
The consolidated financial statements of the Company as of the years ended December 31, 2023 and 2022, were audited by other auditors whose report dated March 11, 2024, expressed an unqualified opinion on those statements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2024 by correspondence with the custodians, portfolio companies, or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the fair value of certain portfolio company investments
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. The majority of the Company’s investments are debt or equity investments in a portfolio company valued using unobservable inputs, which the Company measures using either the income approach or market approach. As of December 31, 2024, the fair value of such investments (portfolio company investments) was $424,257 thousand.
We identified the assessment of the fair value of certain portfolio company investments as a critical audit matter. Complex auditor judgment was required to evaluate certain assumptions used to measure the fair value of these portfolio company investments. In particular, complex auditor judgment was required to assess the discount rates, including market yields, for portfolio company investments valued utilizing the income approach valuation technique and the revenue and EBITDA multiples (market multiples) for investments valued utilizing the market approach valuation technique because these assumptions were derived from unobservable inputs. In addition, evaluation of these assumptions required the involvement of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the process to estimate the fair value of the portfolio company investments, including controls related to the development of the discount rates and market multiples used in the income approach and market approach valuation techniques, respectively. For a selection of portfolio company investments, we compared relevant data elements used by the Company to derive the discount rates and market multiples to underlying documentation. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating a selection of portfolio company investments by:
•evaluating the discount rates used by the Company in the income approach by comparing the Company’s market yields input to the discount rates to independently developed market yields using publicly available market information of comparable companies and assessing the resulting discount rates
•evaluating the market multiples used by the Company in the market approach by comparing them to market multiples independently developed using publicly available market information from third-party sources for comparable companies
•developing an estimate of the fair value of the selected portfolio company investments using independently developed assumptions, including the discount rate and market multiples, and compared the result to the Company’s fair value estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
Chicago, Illinois
February 28, 2025

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors
Monroe Capital Corporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Corporation and its Subsidiaries (collectively, the Company), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company’s auditor from 2011 to 2023.
Chicago, Illinois
March 11, 2024

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$343,835	$371,723
Non-controlled affiliate company investments	80,483	83,541
Controlled affiliate company investments	32,730	33,122
Total investments, at fair value (amortized cost of: $495,797 and $510,876, respectively)	457,048	488,386
Cash and cash equivalents	9,044	4,958
Interest and dividend receivable	23,511	19,349
Other assets	1,068	493
Total assets	490,671	513,186
Liabilities
Debt	$293,900	$304,100
Less: Unamortized debt issuance costs	(1,925)	(3,235)
Total debt, less unamortized debt issuance costs	291,975	300,865
Interest payable	2,903	3,078
Base management fees payable	1,965	2,100
Incentive fees payable	—	1,319
Accounts payable and accrued expenses	2,066	2,100
Total liabilities	298,909	309,462
Commitments and contingencies (See Note 12)
Net Assets
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	297,712	298,127
Accumulated undistributed (overdistributed) earnings	(105,972)	(94,425)
Total net assets	$191,762	$203,724
Total liabilities and total net assets	$490,671	$513,186
Net asset value per share	$8.85	$9.40
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$40,787	$46,241	$35,751
Payment-in-kind interest income	3,877	3,070	3,009
Dividend income	472	305	372
Other income	1,306	(679)	2,380
Total investment income from non-controlled/non-affiliate company investments	46,442	48,937	41,512
Non-controlled affiliate company investments:
Interest income	4,963	5,140	7,585
Payment-in-kind interest income	5,284	6,337	3,680
Dividend income	220	283	189
Other income	18	—	—
Total investment income from non-controlled affiliate company investments	10,485	11,760	11,454
Controlled affiliate company investments:
Dividend income	3,600	3,600	3,600
Total investment income from controlled affiliate company investments	3,600	3,600	3,600
Total investment income	60,527	64,297	56,566
Operating expenses:
Interest and other debt financing expenses	21,917	22,847	17,080
Base management fees	8,056	8,603	9,055
Incentive fees	2,449	5,812	4,127
Professional fees	902	719	894
Administrative service fees	1,011	940	1,163
General and administrative expenses	964	1,174	1,082
Directors’ fees	244	147	148
Operating expenses before fee waivers	35,543	40,242	33,549
Base management fee waivers	—	—	(55)
Incentive fee waivers	—	—	(525)
Total operating expenses, net of fee waivers	35,543	40,242	32,969
Net investment income before income taxes	24,984	24,055	23,597
Income taxes, including excise taxes	452	806	1,405
Net investment income	24,532	23,249	22,192
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	1,431	(38,769)	(1,129)
Non-controlled/affiliate company investments	—	—	(1)
Extinguishment of debt	—	—	(1,039)
Foreign currency forward contracts	—	1,756	119
Foreign currency and other transactions	—	(135)	(36)
Net realized gain (loss)	1,431	(37,148)	(2,086)
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(8,211)	22,154	(12,287)
Non-controlled affiliate company investments	(7,656)	(3,990)	(5,379)
Controlled affiliate company investments	(392)	(2,387)	(6,116)
Foreign currency forward contracts	—	(1,507)	726
Foreign currency and other transactions	—	—	164
Net change in unrealized gain (loss)	(16,259)	14,270	(22,892)
Net gain (loss)	(14,828)	(22,878)	(24,978)
Net increase (decrease) in net assets resulting from operations	$9,704	$371	$(2,786)
Per common share data:
Net investment income per share - basic and diluted	$1.13	$1.07	$1.02
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.45	$0.02	$(0.13)
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,666
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471
Net investment income	—	—	—	22,192	22,192
Net realized gain (loss)	—	—	—	(2,086)	(2,086)
Net change in unrealized gain (loss)	—	—	—	(22,892)	(22,892)
Distributions declared to stockholders	—	—	—	(21,666)	(21,666)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	13	(13)	—
Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019

Net investment income	—	—	—	23,249	23,249
Net realized gain (loss)	—	—	—	(37,148)	(37,148)
Net change in unrealized gain (loss)	—	—	—	14,270	14,270
Distributions declared to stockholders	—	—	—	(21,666)	(21,666)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(573)	573	—
Balances at December 31, 2023	21,666	$22	$298,127	$(94,425)	$203,724

Net investment income	—	—	—	24,532	24,532
Net realized gain (loss)	—	—	—	1,431	1,431
Net change in unrealized gain (loss)	—	—	—	(16,259)	(16,259)
Distributions declared to stockholders	—	—	—	(21,666)	(21,666)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(415)	415	—
Balances at December 31, 2024	21,666	$22	$297,712	$(105,972)	$191,762
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,704	$371	$(2,786)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(1,431)	38,769	1,130
Net realized (gain) loss on extinguishment of debt	—	—	1,039
Net realized (gain) loss on foreign currency forward contracts	—	(1,756)	(119)
Net realized (gain) loss on foreign currency and other transactions	—	135	36
Net change in unrealized (gain) loss on investments	16,259	(15,777)	23,782
Net change in unrealized (gain) loss on foreign currency forward contracts	—	1,507	(726)
Net change in unrealized (gain) loss on foreign currency and other transactions	—	—	(164)
Payment-in-kind interest capitalized	(9,538)	(9,407)	(6,689)
Net accretion of discounts and amortization of premiums	(936)	(1,049)	(1,084)
Purchases of investments	(87,636)	(62,900)	(134,282)
Proceeds from principal payments, sales of investments and settlement of forward contracts	115,040	104,674	137,915
Amortization of debt issuance costs	1,317	1,308	2,126
Changes in operating assets and liabilities:
Interest and dividend receivable	(4,582)	(2,892)	(6,981)
Other assets	(575)	13	(114)
Interest payable	(175)	37	(263)
Base management fees payable	(135)	(121)	(233)
Incentive fees payable	(1,319)	(61)	945
Accounts payable and accrued expenses	(34)	(1,120)	577
Net cash provided by (used in) operating activities	35,959	51,731	14,109
Cash flows from financing activities:
Borrowings on debt	100,900	94,500	185,300
Repayments of debt	(111,100)	(125,000)	(131,599)
Repayment of SBA debentures	—	—	(56,900)
Debt issuance costs capitalized	(7)	(57)	(1,857)
Stockholder distributions paid	(21,666)	(21,666)	(21,666)
Net cash provided by (used in) financing activities	(31,873)	(52,223)	(26,722)
Net increase (decrease) in cash and cash equivalents	4,086	(492)	(12,613)
Effect of foreign currency exchange rates	—	—	(18)
Cash and cash equivalents, beginning of year	4,958	5,450	18,081
Cash and cash equivalents, end of year	$9,044	$4,958	$5,450
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$20,630	$21,357	$15,072
Cash paid for income taxes, including excise taxes during the year	$382	$390	$1,587
Supplemental disclosure of non-cash activities:
Non-cash purchases of investments	$420	$—	$—
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	(14)(15)(16)	SF	8.76%	13.08% PIK	6/21/2024	12/31/2027	569	$407	$440	0.2%
Hastings Manufacturing Company		SF	7.60%	11.94%	4/24/2018	12/30/2025	1,820	1,820	1,820	0.9%
Hastings Manufacturing Company		SF	7.60%	11.94%	3/29/2023	12/30/2025	657	657	657	0.3%
Hastings Manufacturing Company		SF	7.60%	11.94%	12/18/2023	12/30/2025	2,019	2,019	2,019	1.1%
Hastings Manufacturing Company (Revolver)	(14)	SF	7.60%	11.94%	3/29/2023	12/30/2025	691	—	—	0.0%
Lifted Trucks Holdings, LLC		SF	5.90%	10.49%	8/2/2021	8/2/2027	6,790	6,722	6,749	3.5%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.75%	10.09%	8/2/2021	8/2/2027	1,667	222	221	0.1%
Panda Acquisition, LLC		SF	9.35%	6.55% Cash/ 7.13% PIK	12/20/2022	10/18/2028	4,514	3,934	3,781	2.0%
							18,727	15,781	15,687	8.1%
Banking
MV Receivables II, LLC	(10)(16)	SF	9.75%	14.30%	7/29/2021	7/29/2026	8,100	7,737	4,834	2.5%
StarCompliance MidCo, LLC		SF	6.10%	10.42%	1/12/2021	1/12/2027	2,000	1,984	2,008	1.0%
StarCompliance MidCo, LLC		SF	6.10%	10.43%	10/12/2021	1/12/2027	336	332	337	0.2%
StarCompliance MidCo, LLC		SF	6.10%	10.42%	5/31/2023	1/12/2027	256	252	257	0.1%
StarCompliance MidCo, LLC		SF	6.10%	10.43%	11/22/2024	1/12/2027	201	198	202	0.1%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	6.10%	10.42%	1/12/2021	1/12/2027	323	223	223	0.1%
							11,216	10,726	7,861	4.0%
Beverage, Food & Tobacco
LVF Holdings, Inc.		SF	5.65%	9.98%	6/10/2021	6/10/2027	1,451	1,437	1,458	0.7%
LVF Holdings, Inc.		SF	5.65%	9.98%	6/10/2021	6/10/2027	1,389	1,389	1,396	0.7%
LVF Holdings, Inc. (Revolver)	(14)	SF	5.65%	9.98%	6/10/2021	6/10/2027	238	97	97	0.1%
							3,078	2,923	2,951	1.5%
Capital Equipment
CGI Automated Manufacturing, LLC		SF	7.26%	11.59%	9/9/2022	12/17/2026	3,795	3,735	3,771	2.0%
CGI Automated Manufacturing, LLC		SF	7.26%	11.59%	9/30/2022	12/17/2026	1,089	1,074	1,082	0.6%
							4,884	4,809	4,853	2.6%
Chemicals, Plastics & Rubber
Valudor Products LLC		SF	7.61%	10.46% Cash/ 1.50% PIK	6/18/2018	12/31/2026	2,081	2,071	2,252	1.2%
Valudor Products LLC	(17)	SF	7.50%	11.96% PIK	6/18/2018	12/31/2026	336	336	314	0.1%
Valudor Products LLC		SF	7.61%	11.96%	12/22/2021	12/31/2026	884	876	2,298	1.2%
Valudor Products LLC (Revolver)	(14)	SF	7.61%	11.96%	6/18/2018	12/31/2026	548	—	—	0.0%
							3,849	3,283	4,864	2.5%
Construction & Building
MEI Buyer LLC		SF	5.00%	9.36%	6/30/2023	6/29/2029	1,975	1,926	2,014	1.1%
MEI Buyer LLC		SF	5.00%	9.36%	1/9/2024	6/30/2029	1,109	1,099	1,131	0.6%
MEI Buyer LLC		SF	5.00%	9.48%	6/30/2023	6/29/2029	317	317	323	0.2%
MEI Buyer LLC (Revolver)	(14)	SF	5.00%	9.40%	6/30/2023	6/29/2029	410	37	37	0.0%
TCFIII OWL Buyer LLC		SF	5.61%	9.96%	4/19/2021	4/17/2026	1,978	1,967	1,978	1.0%
TCFIII OWL Buyer LLC		SF	5.61%	9.96%	4/19/2021	4/17/2026	2,416	2,416	2,416	1.3%
TCFIII OWL Buyer LLC		SF	5.61%	9.96%	12/17/2021	4/17/2026	2,168	2,154	2,168	1.1%
							10,373	9,916	10,067	5.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
Independence Buyer, Inc.		SF	5.90%	10.47%	8/3/2021	8/3/2026	5,345	$5,305	$5,171	2.7%
Independence Buyer, Inc. (Revolver)	(14)	SF	5.85%	10.40%	8/3/2021	8/3/2026	1,423	285	275	0.1%
Recycled Plastics Industries, LLC		SF	7.35%	11.40% Cash/ 0.50% PIK	8/4/2021	8/4/2026	2,796	2,773	2,792	1.5%
Recycled Plastics Industries, LLC (Revolver)	(14)	SF	7.35%	11.40% Cash/ 0.50% PIK	8/4/2021	8/4/2026	284	—	—	0.0%
							9,848	8,363	8,238	4.3%
Consumer Goods: Non-Durable
The Kyjen Company, LLC		SF	7.50%	11.15% Cash/ 0.75% PIK	5/14/2021	4/3/2026	987	983	968	0.5%
The Kyjen Company, LLC		SF	7.25%	10.88% Cash/ 0.75% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver)		SF	7.50%	11.15% Cash/ 0.75% PIK	5/14/2021	4/3/2026	89	89	89	0.0%
Thrasio, LLC	(16)	SF	10.26%	14.89% PIK	7/18/2024	6/18/2029	287	287	273	0.1%
							1,364	1,360	1,331	0.6%
FIRE: Finance
Avalara, Inc.		SF	6.25%	10.58%	10/19/2022	10/19/2028	4,000	3,928	4,030	2.1%
Avalara, Inc. (Revolver)	(14)	SF	6.25%	10.58%	10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC		SF	5.25%	9.87%	8/19/2022	8/18/2028	2,503	2,469	2,503	1.3%
GC Champion Acquisition LLC		SF	5.25%	9.87%	8/19/2022	8/18/2028	695	695	695	0.4%
GC Champion Acquisition LLC		SF	5.25%	9.87%	8/1/2023	8/18/2028	2,086	2,037	2,086	1.1%
GC Champion Acquisition LLC (Delayed Draw)	(14)(15)	SF	5.25%	9.87%	12/31/2024	8/18/2028	2,086	1,417	1,417	0.7%
J2 BWA Funding LLC (Revolver)	(10)(14)	n/a	n/a	10.00%	12/24/2020	12/24/2026	2,750	1,689	1,685	0.9%
Liftforward SPV II, LLC	(10)	SF	10.86%	15.21% PIK	11/10/2016	6/30/2025	301	301	262	0.1%
							14,821	12,536	12,678	6.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Bluesight, Inc.		SF	6.25%	10.57%	7/17/2023	7/17/2029	2,000	$1,950	$2,006	1.0%
Bluesight, Inc.		SF	6.25%	10.57%	10/15/2024	7/17/2029	261	257	262	0.1%
Bluesight, Inc.		SF	6.25%	10.58%	12/31/2024	7/17/2029	1,739	1,713	1,744	0.9%
Bluesight, Inc. (Revolver)	(14)	SF	6.25%	10.58%	7/17/2023	7/17/2029	348	—	—	0.0%
Brickell Bay Acquisition Corp.		SF	6.65%	11.24%	2/12/2021	2/12/2026	1,653	1,635	1,653	0.9%
Brickell Bay Acquisition Corp.		SF	6.65%	11.24%	5/16/2024	2/12/2026	854	843	863	0.5%
Dorado Acquisition, Inc.		SF	7.60%	11.65% Cash/ 0.50% PIK	6/30/2021	6/30/2026	4,845	4,808	4,717	2.5%
Dorado Acquisition, Inc.		SF	7.65%	11.74% Cash/ 0.50% PIK	11/27/2022	6/30/2026	4,013	3,964	3,907	2.0%
Dorado Acquisition, Inc. (Revolver)	(14)	SF	7.60%	11.65% Cash/ 0.50% PIK	6/30/2021	6/30/2026	596	—	—	0.0%
Forest Buyer, LLC		SF	5.00%	9.33%	3/15/2024	3/15/2030	3,980	3,890	4,020	2.1%
Forest Buyer, LLC		SF	4.00%	8.33%	8/19/2024	3/15/2030	5,860	5,816	5,919	3.1%
Forest Buyer, LLC (Revolver)	(14)	SF	4.00%	8.33%	3/15/2024	3/15/2030	750	—	—	0.0%
INH Buyer, Inc.	(16)	SF	7.00%	4.43% Cash/ 7.00% PIK	6/30/2021	6/28/2028	3,026	3,007	1,514	0.8%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	7.75%	9.57% Cash/ 2.75% PIK	2/1/2023	2/1/2029	4,995	4,886	4,751	2.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	7.75%	9.57% Cash/ 2.75% PIK	2/6/2024	2/1/2029	2,142	2,087	2,037	1.1%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	7.75%	9.57% Cash/ 2.75% PIK	2/1/2023	2/1/2029	996	996	947	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver)	(14)	SF	7.75%	9.57% Cash/ 2.75% PIK	2/1/2023	2/1/2029	823	471	447	0.2%
NationsBenefits, LLC		SF	5.60%	10.15%	8/20/2021	8/26/2027	3,880	3,849	3,880	2.0%
NationsBenefits, LLC		SF	5.60%	10.15%	8/26/2022	8/26/2027	4,625	4,625	4,625	2.4%
NationsBenefits, LLC		SF	5.60%	10.15%	8/26/2022	8/26/2027	5,014	5,014	5,014	2.6%
NationsBenefits, LLC		SF	5.60%	10.19%	11/27/2024	8/26/2027	2,018	1,979	2,018	1.1%
NationsBenefits, LLC (Delayed Draw)	(14)(15)	SF	5.60%	10.15%	11/27/2024	8/26/2027	649	—	—	0.0%
NationsBenefits, LLC (Revolver)	(14)	SF	5.60%	10.15%	8/20/2021	8/26/2027	2,222	—	—	0.0%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	11.47%	10/4/2022	10/4/2028	3,430	3,381	3,076	1.6%
NQ PE Project Colosseum Midco Inc. (Revolver)	(14)	SF	7.15%	11.47%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC		SF	7.25%	11.84%	12/31/2020	7/8/2027	2,406	2,395	2,403	1.3%
Seran BioScience, LLC		SF	7.25%	11.67%	7/8/2022	7/8/2027	2,730	2,730	2,727	1.4%
Seran BioScience, LLC		SF	7.25%	11.67%	8/21/2023	7/8/2027	1,436	1,436	1,435	0.7%
Seran BioScience, LLC (Revolver)	(14)	SF	7.25%	11.84%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.		SF	6.90%	11.47%	2/16/2022	2/16/2028	3,000	2,964	2,977	1.6%
TigerConnect, Inc.		SF	7.00%	8.02% Cash/ 3.38% PIK	11/19/2024	2/16/2028	171	169	170	0.1%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	7.00%	8.02% Cash/ 3.38% PIK	11/19/2024	2/16/2028	7	—	—	0.0%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	6.90%	11.46%	2/16/2022	2/16/2028	376	245	243	0.1%
TigerConnect, Inc. (Revolver)	(14)	SF	6.90%	11.46%	2/16/2022	2/16/2028	429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	2,500	2,479	2,456	1.3%
Whistler Parent Holdings III, Inc. (Delayed Draw)	(14)(15)	SF	6.85%	5.44% Cash/ 5.75% PIK	5/28/2024	6/2/2028	847	424	424	0.2%
Whistler Parent Holdings III, Inc. (Revolver)	(14)	SF	6.85%	5.44% Cash/ 5.75% PIK	10/25/2024	6/2/2028	424	330	330	0.2%
							75,927	68,343	66,565	34.8%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw)	(14)(15)(16)	SF	8.11%	12.67% PIK	1/2/2024	1/2/2027	551	$147	$331	0.2%
Douglas Holdings, Inc.		SF	5.75%	10.07%	8/27/2024	8/27/2030	2,500	2,464	2,500	1.3%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.13%	10.07% Cash/ 0.38% PIK	12/30/2024	8/27/2026	309	48	48	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.07%	8/27/2024	8/27/2030	543	—	—	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.07%	8/27/2024	8/27/2030	598	—	—	0.0%
Douglas Holdings, Inc. (Revolver)	(14)	SF	5.75%	10.07%	8/27/2024	8/27/2030	217	—	—	0.0%
Drawbridge Partners, LLC		SF	6.25%	10.59%	9/1/2022	9/1/2028	3,000	2,958	3,000	1.6%
Drawbridge Partners, LLC (Delayed Draw)	(14)(15)	SF	6.25%	10.59%	9/1/2022	9/1/2028	874	795	795	0.4%
Drawbridge Partners, LLC (Revolver)	(14)	SF	6.25%	10.59%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.		SF	6.60%	6.93% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,229	2,204	2,203	1.1%
Mindbody, Inc.		SF	7.15%	11.74%	2/15/2019	9/30/2025	6,536	6,534	6,536	3.4%
Mindbody, Inc.		SF	7.15%	11.74%	9/22/2021	9/30/2025	207	207	207	0.1%
Mindbody, Inc. (Revolver)	(14)	SF	7.15%	11.74%	2/15/2019	9/30/2025	667	—	—	0.0%
Planful, Inc.		SF	6.76%	11.35%	12/28/2018	12/28/2026	9,500	9,500	9,500	5.0%
Planful, Inc.		SF	6.76%	11.35%	9/12/2022	12/28/2026	530	529	530	0.3%
Planful, Inc.		SF	6.76%	11.35%	1/11/2021	12/28/2026	1,326	1,326	1,326	0.7%
Planful, Inc.		SF	6.76%	11.35%	2/11/2022	12/28/2026	884	884	884	0.5%
Planful, Inc.		SF	6.76%	11.35%	4/5/2023	12/28/2026	707	694	707	0.4%
Planful, Inc. (Revolver)	(14)	SF	6.50%	11.09%	12/28/2018	12/28/2026	1,105	561	561	0.3%
Sparq Holdings, Inc.		SF	5.75%	10.03%	6/16/2023	6/15/2029	985	961	991	0.5%
Sparq Holdings, Inc.		SF	5.75%	10.08%	6/27/2024	6/25/2029	216	214	217	0.1%
Sparq Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.03%	6/27/2024	6/25/2029	289	—	—	0.0%
Sparq Holdings, Inc.		SF	5.75%	10.08%	6/16/2023	6/15/2029	221	221	222	0.1%
Sparq Holdings, Inc. (Revolver)	(14)	SF	5.75%	10.08%	6/16/2023	6/15/2029	205	20	20	0.0%
							34,721	30,267	30,578	16.0%
Media: Advertising, Printing & Publishing
Destination Media, Inc.		SF	6.75%	11.03%	6/21/2023	6/21/2028	985	957	1,005	0.5%
Destination Media, Inc.		SF	6.65%	10.97%	6/21/2023	6/21/2028	227	227	232	0.1%
Destination Media, Inc. (Revolver)	(14)	SF	6.65%	10.97%	6/21/2023	6/21/2028	103	21	21	0.0%
Relevate Health Group, LLC		SF	6.35%	10.90%	9/9/2024	12/31/2026	294	290	291	0.2%
Relevate Health Group, LLC		SF	6.35%	10.90%	11/20/2020	12/31/2026	1,444	1,438	1,428	0.7%
Relevate Health Group, LLC		SF	6.35%	10.90%	11/20/2020	12/31/2026	646	646	639	0.3%
Relevate Health Group, LLC (Revolver)	(14)	SF	6.35%	10.90%	11/20/2020	12/31/2026	316	168	168	0.1%
Spherix Global Inc.		SF	6.36%	10.92%	12/22/2021	12/22/2026	775	768	674	0.4%
Spherix Global Inc. (Revolver)	(14)	SF	6.36%	10.92%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.		SF	5.50%	9.84%	1/28/2020	1/28/2027	4,246	4,245	4,253	2.2%
XanEdu Publishing, Inc.		SF	5.50%	9.84%	8/31/2022	1/28/2027	1,688	1,686	1,690	0.9%
XanEdu Publishing, Inc. (Revolver)	(14)	SF	5.50%	9.84%	1/28/2020	1/28/2027	742	—	—	0.0%
							11,588	10,446	10,401	5.4%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.79% PIK	2/15/2024	1/31/2028	304	304	556	0.3%
							304	304	556	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Diversified & Production
Attom Intermediate Holdco, LLC		SF	6.11%	10.46%	1/4/2019	7/3/2025	1,880	$1,875	$1,862	1.0%
Attom Intermediate Holdco, LLC		SF	6.11%	10.46%	6/25/2020	7/3/2025	458	458	454	0.2%
Attom Intermediate Holdco, LLC		SF	6.11%	10.46%	7/1/2021	7/3/2025	270	268	268	0.1%
Attom Intermediate Holdco, LLC		SF	6.11%	10.46%	8/4/2022	7/3/2025	780	780	773	0.4%
Attom Intermediate Holdco, LLC		SF	6.11%	10.46%	12/22/2022	7/3/2025	394	391	390	0.2%
Attom Intermediate Holdco, LLC (Revolver)		SF	6.11%	10.46%	1/4/2019	7/3/2025	320	320	317	0.2%
Bonterra, LLC		SF	7.00%	11.33%	9/8/2021	9/8/2027	13,437	13,339	13,319	6.9%
Bonterra, LLC		SF	7.75%	12.08% PIK	9/28/2023	9/8/2027	2,244	2,223	2,266	1.2%
Bonterra, LLC (Revolver)	(14)	SF	7.00%	11.33%	9/8/2021	9/8/2027	1,069	684	678	0.4%
Chess.com, LLC		SF	6.60%	10.92%	12/31/2021	12/31/2027	5,835	5,767	5,820	3.0%
Chess.com, LLC (Revolver)	(14)	SF	6.60%	10.92%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.		SF	7.75%	5.57% Cash/ 6.75% PIK	2/28/2019	11/28/2025	4,119	4,118	4,088	2.1%
Crownpeak Technology, Inc.		SF	7.75%	5.59% Cash/ 6.75% PIK	9/27/2022	11/28/2025	1,289	1,287	1,279	0.7%
Crownpeak Technology, Inc.		SF	7.75%	5.57% Cash/ 6.75% PIK	2/28/2019	11/28/2025	62	62	61	0.0%
Crownpeak Technology, Inc.		SF	7.75%	5.57% Cash/ 6.75% PIK	9/27/2022	11/28/2025	3,432	3,432	3,407	1.8%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	11.32%	2/28/2019	11/28/2025	500	500	500	0.3%
Sports Operating Holdings II, LLC		SF	5.85%	10.21%	11/3/2022	11/3/2027	2,933	2,886	2,932	1.5%
Sports Operating Holdings II, LLC (Delayed Draw)	(14)(15)	SF	5.85%	10.21%	11/3/2022	11/3/2027	2,390	1,319	1,319	0.7%
Sports Operating Holdings II, LLC (Revolver)	(14)	SF	5.85%	10.21%	11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.		SF	7.10%	11.69%	1/12/2023	1/12/2028	3,243	3,177	3,276	1.7%
V10 Entertainment, Inc. (Revolver)	(14)	SF	7.10%	11.65%	1/12/2023	1/12/2028	458	73	73	0.0%
							46,284	42,959	43,082	22.4%
Retail
BLST Operating Company, LLC		SF	11.17%	1.00% Cash/ 11.17% PIK	8/28/2020	8/28/2025	751	514	695	0.4%
							751	514	695	0.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Aras Corporation		SF	5.25%	9.58%	4/13/2021	4/13/2029	2,446	$2,438	$2,482	1.3%
Aras Corporation (Revolver)	(14)	SF	5.25%	9.58%	4/13/2021	4/13/2029	335	128	128	0.1%
Burroughs, Inc.		SF	8.60%	11.94% Cash/ 1.00% PIK	12/22/2017	1/31/2025	4,964	4,964	4,927	2.6%
Burroughs, Inc. (Revolver)		SF	8.60%	11.94% Cash/ 1.00% PIK	12/22/2017	1/31/2025	1,290	1,290	1,290	0.7%
Cdata Software, Inc.		SF	6.25%	10.57%	7/18/2024	7/18/2030	6,000	5,899	6,000	3.1%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	10.57%	7/18/2024	7/18/2030	556	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	10.57%	7/18/2024	7/18/2030	778	306	306	0.1%
Cdata Software, Inc. (Revolver)	(14)	SF	6.25%	10.57%	7/18/2024	7/18/2030	667	—	—	0.0%
HS4 Acquisitionco, Inc.		SF	5.85%	10.19%	7/9/2019	7/9/2025	9,698	9,673	9,698	5.1%
HS4 Acquisitionco, Inc. (Revolver)	(14)	SF	5.85%	10.19%	7/9/2019	7/9/2025	817	552	552	0.3%
iCIMS, Inc.		SF	6.25%	10.88%	10/24/2022	8/18/2028	2,500	2,469	2,500	1.3%
Kingsley Gate Partners, LLC		SF	6.65%	11.24%	12/9/2022	12/11/2028	590	581	585	0.3%
Kingsley Gate Partners, LLC		SF	6.65%	11.24%	12/9/2022	12/11/2028	189	189	188	0.1%
Kingsley Gate Partners, LLC		SF	6.65%	11.24%	12/9/2022	12/11/2028	274	274	271	0.1%
Kingsley Gate Partners, LLC (Revolver)	(14)	SF	6.60%	10.94%	12/9/2022	12/11/2028	240	192	190	0.1%
Northeast Contracting Company, LLC		SF	6.26%	10.76%	8/16/2024	8/16/2029	1,496	1,468	1,498	0.8%
Northeast Contracting Company, LLC (Revolver)	(14)	SF	6.26%	10.76%	8/16/2024	8/16/2029	318	—	—	0.0%
Prototek LLC	(16)	SF	8.35%	7.90% Cash/ 5.00% PIK	12/8/2022	12/8/2027	2,468	2,391	1,991	1.0%
Prototek LLC (Revolver)	(14)(16)	SF	8.35%	7.90% Cash/ 5.00% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Security Services Acquisition Sub Corp.		SF	5.85%	10.19%	3/1/2024	9/30/2027	1,832	1,832	1,831	0.9%
Security Services Acquisition Sub Corp.		SF	5.85%	10.19%	6/17/2024	9/30/2027	5,902	5,902	5,896	3.1%
Security Services Acquisition Sub Corp.		SF	5.85%	10.19%	6/17/2024	9/30/2027	1,810	1,810	1,808	0.9%
Vhagar Purchaser, LLC		SF	6.00%	10.59%	6/9/2023	6/11/2029	3,000	2,929	3,023	1.6%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	6.00%	10.59%	6/9/2023	6/11/2029	667	150	151	0.1%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	6.00%	10.59%	6/9/2023	6/11/2029	333	—	—	0.0%
							49,458	45,437	45,315	23.6%
Services: Consumer
Express Wash Acquisition Company, LLC		SF	6.76%	11.35%	7/14/2022	7/14/2028	7,067	7,039	7,041	3.7%
Express Wash Acquisition Company, LLC		SF	6.76%	11.35%	7/14/2022	7/14/2028	1,498	1,498	1,492	0.8%
Express Wash Acquisition Company, LLC (Revolver)	(14)	SF	6.76%	11.35%	7/14/2022	7/14/2028	379	209	208	0.1%
Kar Wash Holdings, LLC		SF	6.26%	10.85%	2/28/2022	2/26/2027	1,560	1,544	1,558	0.8%
Kar Wash Holdings, LLC		SF	6.26%	10.85%	2/28/2022	2/26/2027	1,117	1,117	1,116	0.6%
Kar Wash Holdings, LLC		SF	6.26%	10.85%	8/3/2022	2/26/2027	2,631	2,631	2,627	1.4%
Kar Wash Holdings, LLC		SF	6.26%	10.87%	10/3/2024	2/28/2027	3,183	3,120	3,178	1.6%
Kar Wash Holdings, LLC		SF	6.26%	10.87%	5/9/2024	2/26/2027	2,921	2,921	2,917	1.5%
Kar Wash Holdings, LLC (Delayed Draw)	(14)(15)	SF	6.26%	10.71%	10/3/2024	2/28/2027	2,665	819	817	0.4%
Kar Wash Holdings, LLC (Revolver)	(14)	SF	6.26%	10.87%	2/28/2022	2/26/2027	952	—	—	0.0%
							23,973	20,898	20,954	10.9%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(14)(15)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,377	$1,313	$1,371	0.7%
American Broadband and Telecommunications Company LLC (Revolver)	(14)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	126	126	0.1%
Calabrio, Inc.		SF	5.50%	10.01%	4/16/2021	4/16/2027	3,383	3,344	3,383	1.8%
Calabrio, Inc.		SF	5.50%	10.01%	12/19/2023	4/16/2027	496	496	497	0.3%
Calabrio, Inc. (Revolver)	(14)	SF	5.50%	10.02%	4/16/2021	4/16/2027	409	175	175	0.1%
							6,165	5,454	5,552	3.0%
Transportation: Cargo
Epika Fleet Services, Inc.		SF	6.00%	10.34%	3/18/2024	3/18/2029	2,978	2,924	2,990	1.6%
Epika Fleet Services, Inc.		SF	6.00%	10.34%	3/18/2024	3/18/2029	1,718	1,702	1,725	0.9%
Epika Fleet Services, Inc. (Delayed Draw)	(14)(15)	SF	6.00%	10.45%	12/5/2024	3/18/2029	1,153	374	376	0.2%
Epika Fleet Services, Inc. (Delayed Draw)	(14)(15)	SF	6.00%	10.34%	3/18/2024	3/18/2029	863	482	484	0.3%
Epika Fleet Services, Inc. (Revolver)	(14)	SF	6.00%	10.34%	3/18/2024	3/18/2029	652	116	116	0.2%
							7,364	5,598	5,691	3.2%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							334,695	299,917	297,919	155.5%

Unitranche Secured Loans (6)
Services: Business
ASG II, LLC		SF	6.40%	10.99%	5/25/2022	5/25/2028	1,900	1,875	1,898	1.0%
ASG II, LLC		SF	6.40%	10.99%	5/25/2022	5/25/2028	285	285	284	0.1%
Onit, Inc.		SF	7.40%	12.01%	12/20/2021	5/2/2025	1,680	1,675	1,680	0.9%
							3,865	3,835	3,862	2.0%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							3,865	3,835	3,862	2.0%

Junior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC)	(16)	n/a	n/a	7.50% PIK	9/30/2024	12/31/2027	711	658	458	0.2%
BTR Opco LLC (fka Born to Run, LLC)	(16)	n/a	n/a	5.00% PIK	9/30/2024	12/31/2027	3,664	3,390	—	0.0%
							4,375	4,048	458	0.2%
Consumer Goods: Non-Durable
Thrasio, LLC	(16)	SF	10.26%	14.89% PIK	7/18/2024	6/18/2029	881	881	699	0.4%
							881	881	699	0.4%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	10/1/2026	7,188	7,188	7,180	3.7%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	10/1/2026	1,243	1,243	1,242	0.6%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	10/1/2026	2,231	2,231	2,229	1.2%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/26/2024	10/1/2026	326	326	325	0.2%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/8/2024	10/1/2026	1,529	1,529	1,528	0.8%
							12,517	12,517	12,504	6.5%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2029	161	$150	$175	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2029	165	150	179	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	n/a	3/16/2021	3/16/2027	370	363	—	0.0%
							696	663	354	0.2%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	5.44% Cash/ 5.75% PIK	10/25/2024	6/2/2028	5,651	5,589	4,880	2.5%
							5,651	5,589	4,880	2.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	637	637	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	11/4/2019	n/a	122	122	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	200	200	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	76	76	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.85% PIK	7/31/2023	1/31/2028	528	528	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.85% PIK	7/31/2023	1/31/2028	671	671	328	0.2%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.85% PIK	7/31/2023	1/31/2028	203	203	99	0.1%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.85% PIK	9/8/2023	1/31/2028	353	353	173	0.1%
							2,790	2,790	600	0.4%
Retail
Forman Mills, Inc.	(16)	n/a	n/a	5.00% PIK	4/27/2023	6/20/2028	1,308	1,308	921	0.5%
							1,308	1,308	921	0.5%
Services: Consumer
Education Corporation of America	(16)(19)	P	11.00%	14.00% Cash/ 5.50% PIK	9/3/2015	n/a	833	830	2,330	1.2%
							833	830	2,330	1.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							29,051	28,626	22,746	11.9%

Equity Securities (7) (11) (12)
Automotive
BTR Opco LLC (fka Born to Run, LLC) (242 Class A common units)		—	—	—	6/21/2024	—	—	248	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A shares)	(13)	—	—	—	8/2/2021	—	—	111	122	0.1%
								359	122	0.1%
Banking
MV Receivables II, LLC (1,458 shares of common stock)	(10)(13)	—	—	—	7/29/2021	—	—	600	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity)	(10)(13)	—	—	—	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units)	(13)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	—	0.0%
								501	—	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)		—	—	—	8/3/2021	—	—	81	25	0.0%
								81	25	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Thrasio, LLC (1,081,253 units)		—	—	—	6/18/2024	—	—	$—	$—	0.0%
Thrasio, LLC (15,882 shares of common stock)		—	—	—	6/18/2024	—	—	1,616	437	0.2%
								1,616	437	0.2%
Construction & Building
MEI Buyer LLC (178 shares of common stock)		—	—	—	6/30/2023	—	—	178	267	0.1%
								178	267	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	67	306	0.2%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	214	0.1%
								67	520	0.3%
FIRE: Finance
Binah Capital Group, Inc. (fka PKS Holdings, LLC) (20,600 shares of common stock)	(10)(20)	—	—	—	3/15/2024	—	—	139	61	0.0%
J2 BWA Funding LLC (0.3% profit sharing)	(10)(13)	—	—	—	12/24/2020	—	—	—	50	0.0%
								139	111	0.0%
FIRE: Real Estate
Residential Homes for Rent LLC (255,311 Series A preferred units)	(10)(13)	—	—	—	3/5/2024	—	—	1,114	950	0.5%
Residential Homes for Rent LLC (warrant to purchase up to 0.7% of the equity)	(10)(13)	—	—	—	3/5/2024	3/5/2034	—	—	443	0.2%
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(13)	—	—	—	7/2/2021	—	—	2	3,721	1.9%
								1,116	5,114	2.6%
Healthcare & Pharmaceuticals
Bluesight, Inc. (35 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	35	35	0.0%
Bluesight, Inc. (18,841 Class B common units)		—	—	—	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)		—	—	—	6/30/2021	—	—	207	139	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)		—	—	—	6/30/2021	—	—	—	—	0.0%
Forest Buyer, LLC (300 Class A units)	(13)	n/a	n/a	8.00% PIK	3/15/2024	—	—	250	232	0.1%
Forest Buyer, LLC (300 Class B units)	(13)	—	—	—	3/15/2024	—	—	—	234	0.1%
INH Buyer, Inc. (1,627,888 A-1 units)		—	—	—	12/16/2024	—	—	—	—	0.0%
INH Buyer, Inc. (2 preferred stock)		—	—	—	12/16/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)		—	—	—	1/31/2023	—	—	505	115	0.1%
NationsBenefits, LLC (120,760 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	816	1,803	0.9%
NationsBenefits, LLC (106,667 common units)	(13)	—	—	—	8/20/2021	—	—	153	916	0.5%
NQ PE Project Colosseum Midco Inc. (327,133 common units)		—	—	—	10/4/2022	—	—	327	67	0.0%
Vero Biotech Inc. (warrant to purchase up to 0.2% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	15	0.0%
Whistler Parent Holdings III, Inc. (111,208 Series A preferred stock)		—	—	—	10/25/2024	0	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (24,875 Series B preferred stock)		—	—	—	10/25/2024	0	—	—	—	0.0%
								2,293	3,556	1.8%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (59,211 Class A common units)		—	—	—	1/2/2024	—	—	$—	$—	0.0%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (110,294 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (59,211 Class A common units)		—	—	—	3/16/2021	—	—	4,119	552	0.3%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (110,294 Class B common units)		—	—	—	1/2/2024	—	—	—	1,029	0.5%
Douglas Holdings, Inc. (57,588 Class A common units)		—	—	—	8/27/2024	—	—	58	60	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)		—	—	—	9/1/2022	—	—	130	157	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	1,165	0.6%
Planful, Inc. (35,791 Class B units)		—	—	—	5/3/2023	—	—	—	53	0.0%
Recorded Future, Inc. (80,486 Class A units)	(22)	—	—	—	7/3/2019	—	—	49	186	0.1%
Sparq Holdings, Inc. (300,000 common units)		—	—	—	6/15/2023	—	—	300	323	0.2%
								5,129	3,525	1.8%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(13)	—	—	—	12/31/2020	—	—	111	144	0.1%
								111	144	0.1%
Media: Advertising, Printing & Publishing
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity)	(10)(18)	—	—	—	9/18/2015	9/18/2025	—	—	1,388	0.7%
Relevate Health Group, LLC (40 preferred units)	—	n/a	n/a	12.00% PIK	11/20/2020	—	—	40	26	0.0%
Relevate Health Group, LLC (6 Class X preferred units)	—	n/a	n/a	12.00% PIK	11/14/2024	—	—	6	6	0.0%
Relevate Health Group, LLC (40 Class B common units)		—	—	—	11/20/2020	—	—	—	—	0.0%
Relevate Health Group, LLC (6 Class X common units)		—	—	—	11/14/2024	—	—	—	—	0.0%
Spherix Global Inc. (13 Class A-2 units)		—	—	—	6/10/2024	—	—	13	3	0.0%
Spherix Global Inc. (81 Class A units)		—	—	—	12/22/2021	—	—	81	—	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	49	211	0.1%
								189	1,634	0.8%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)		—	—	—	7/31/2023	—	—	1,480	—	0.0%
								1,480	—	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units)	(13)	—	—	—	1/4/2019	—	—	305	437	0.2%
Chess.com, LLC (2 Class A units)	(13)	—	—	—	12/31/2021	—	—	87	46	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)	(23)	—	—	—	1/12/2023	—	—	203	152	0.1%
								595	635	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units)	(13)	—	—	—	8/28/2020	—	—	712	420	0.2%
								712	420	0.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)		—	—	—	11/1/2017	—	—	$395	$909	0.5%
Northeast Contracting Company, LLC (1,072,940 Class A-2 units)	(13)	—	—	—	8/16/2024	—	—	1,073	1,089	0.6%
								1,468	1,998	1.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A common units)	(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	14	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units)	(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units)	(13)	—	—	—	11/15/2023	—	—	151	—	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(13)(21)	—	—	—	1/4/2021	—	—	251	240	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)		—	—	—	2/28/2022	—	—	103	124	0.1%
Kar Wash Holdings, LLC (17,988 preferred units)		—	—	—	6/27/2023	—	—	26	29	0.0%
								8,054	407	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	6/10/2022	6/10/2032	—	42	34	0.0%
								42	34	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (7,826 preferred units)		—	—	—	3/18/2024	—	—	196	199	0.1%
								196	199	0.1%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)		—	—	—	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)		—	—	—	8/27/2021	—	—	61	51	0.0%
Nearly Natural, Inc. (62,034 Class AAA units)		—	—	—	8/5/2024	—	—	62	109	0.1%
								276	160	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								25,565	19,308	9.8%
Total Non-Controlled/Non-Affiliate Company Investments								$357,943	$343,835	179.2%

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.61%	10.20%	9/9/2020	9/30/2025	1,114	—	—	0.0%
							1,114	—	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
American Community Homes, Inc.		SF	0.11%	4.46% PIK	7/22/2014	12/31/2026	13,555	$13,555	$8,382	4.4%
American Community Homes, Inc.		SF	0.11%	4.46% PIK	7/22/2014	12/31/2026	6,669	6,669	4,125	2.2%
American Community Homes, Inc.		SF	0.11%	4.46% PIK	5/24/2017	12/31/2026	822	822	508	0.3%
American Community Homes, Inc.		SF	0.11%	4.46% PIK	8/10/2018	12/31/2026	3,021	3,022	1,868	1.0%
American Community Homes, Inc.		SF	0.11%	4.46% PIK	3/29/2019	12/31/2026	5,593	5,593	3,459	1.8%
American Community Homes, Inc.		SF	0.11%	4.46% PIK	9/30/2019	12/31/2026	26	25	16	0.0%
American Community Homes, Inc.		SF	0.11%	4.46% PIK	12/30/2019	12/31/2026	128	128	79	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	0.11%	4.46% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(10)(19)(24)	P	9.46%	16.96% PIK	10/20/2017	n/a	13,242	13,242	13,378	7.0%
HFZ Capital Group LLC	(10)(19)(24)	P	9.46%	16.96% PIK	10/20/2017	n/a	4,758	4,758	4,807	2.5%
MC Asset Management (Corporate), LLC	(10)(24)	SF	15.00%	19.59% PIK	1/26/2021	1/26/2029	12,517	12,517	12,517	6.5%
MC Asset Management (Corporate), LLC	(10)(24)	SF	15.00%	19.59% PIK	4/26/2021	1/26/2029	3,731	3,731	3,731	1.9%
							66,562	64,062	52,870	27.6%
High Tech Industries
Mnine Holdings, Inc.		SF	8.26%	7.58% Cash/ 5.00% PIK	11/2/2018	12/31/2025	6,592	6,592	6,592	3.4%
Mnine Holdings, Inc.		SF	8.26%	7.85% Cash/ 5.00% PIK	7/27/2023	12/31/2025	58	58	58	0.0%
Mnine Holdings, Inc. (Revolver)	(14)	SF	7.00%	11.32%	8/9/2022	12/31/2025	747	133	133	0.1%
							7,397	6,783	6,783	3.5%
Services: Consumer
NECB Collections, LLC (Revolver)	(14)(16)(19)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	422	0.2%
							1,356	1,312	422	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							76,429	72,157	60,075	31.3%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,593	2.9%
SFR Holdco 2, LLC (Delayed Draw)	(10)(14)(15)	n/a	n/a	8.00%	10/24/2024	10/23/2029	2,925	1,295	1,295	0.7%
							8,775	7,145	6,888	3.6%
Total Non-Controlled Affiliate Company Junior Secured Loans							8,775	7,145	6,888	3.6%

Equity Securities (8) (11) (12)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(13)	—	—	—	9/9/2020	—	—	1,631	3,076	1.6%
								1,631	3,076	1.6%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)		—	—	—	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(10)(13)(24)	—	—	—	6/11/2019	—	—	793	—	0.0%
SFR Holdco, LLC (24.4% of equity commitment)	(10)	—	—	—	8/6/2021	—	—	3,900	4,797	2.5%
SFR Holdco 2, LLC (13.9% of equity commitment)	(10)	—	—	—	10/24/2024	—	—	864	864	0.5%
								5,557	5,661	3.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	$2,032	$1,760	0.9%
Familia Dental Group Holdings, LLC (1,525 Class A units)	(13)	—	—	—	4/8/2016	—	—	5,224	3,023	1.6%
								7,256	4,783	2.5%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)		—	—	—	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(13)	—	—	—	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								15,902	13,520	7.1%
Total Non-Controlled Affiliate Company Investments								$95,204	$80,483	42.0%

Controlled Affiliate Company Investments (9)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests)	(10)	—	—	—	10/31/2017	—	—	$42,650	$32,730	17.1%
Total Controlled Affiliate Equity Securities								42,650	32,730	17.1%
Total Controlled Affiliate Company Investments								$42,650	$32,730	17.1%

TOTAL INVESTMENTS								$495,797	$457,048	238.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts
There were no foreign currency forward contracts held as of December 31, 2024.
________________________________________________________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate ("Prime" or "P") which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR, LIBOR or Prime, as applicable, and the current contractual interest rate in effect at December 31, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(3)Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2024 represented 238.3% of the Company’s net assets or 93.1% of the Company’s total assets, are subject to legal restrictions on sales.
(4)Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)Percentages are based on net assets of $191,762 as of December 31, 2024.
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
(10)This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 21.5% of the Company’s total assets.
(11)Securities without an interest rate are non-income producing.
(12)Ownership of certain equity investments may occur through a holding company or partnership.
(13)Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(14)All or a portion of this commitment was unfunded at December 31, 2024. As such, interest is earned only on the funded portion of this commitment.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)
(15)This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(16)This position was on non-accrual status as of December 31, 2024, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(17)This investment represents a note convertible to preferred shares of the borrower.
(18)The headquarters of this portfolio company is located in Singapore.
(19)This is a demand note with no stated maturity.
(20)The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(21)As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $43.
(22)As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(23)As of December 31, 2024, the Company was party to a subscription agreement with a commitment to fund an equity investment of $189.
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

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
MEI Buyer LLC (155 shares of common stock)	(11)	—	—	—	6/30/2023	—	—	$155	$158	0.1%
								155	158	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2020	3/17/2028	—	67	257	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2021	3/17/2028	—	—	180	0.1%
								67	437	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.3% profit sharing)	(10)(11)(13)	—	—	—	12/24/2020	—	—	—	40	0.0%
PKS Holdings, LLC (5,680 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	58	251	0.1%
PKS Holdings, LLC (5,714 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
PKS Holdings, LLC (132 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	1	6	0.0%
PKS Holdings, LLC (916 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
								77	375	0.1%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(13)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	3	2,152	1.1%
								3	2,152	1.1%
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	21	19	0.0%
Bluesight, Inc. (11,087 Class B common units)	(11)	—	—	—	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	(11)	—	—	—	6/30/2021	—	—	207	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	(11)	—	—	—	6/30/2021	—	—	—	32	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	(11)	—	—	—	1/31/2023	—	—	491	422	0.2%
NationsBenefits, LLC (116,460 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	781	706	0.3%
NationsBenefits, LLC (106,667 common units)	(11)(13)	—	—	—	8/20/2021	—	—	153	—	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	(11)	—	—	—	10/4/2022	—	—	327	326	0.2%
Seran BioScience, LLC (33,333 common units)	(11)(13)	—	—	—	12/31/2020	—	—	334	755	0.4%
Vero Biotech Inc. (warrant to purchase up to 0.19% of the equity)	(11)	—	—	—	12/29/2023	12/29/2033	—	—	—	0.0%
								2,314	2,469	1.2%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	(11)	—	—	—	12/21/2022	12/21/2032	—	—	29	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	(11)	—	—	—	9/1/2022	—	—	130	147	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	942	0.5%
Planful, Inc. (35,791 Class B units)	(11)	—	—	—	5/3/2023	—	—	—	23	0.0%
Recorded Future, Inc. (80,486 Class A units)	(11)(21)	—	—	—	7/3/2019	—	—	81	261	0.1%
Sparq Holdings, Inc. (300,000 common units)	(11)	—	—	—	6/15/2023	—	—	300	312	0.2%
								984	1,714	0.9%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(11)(13)	—	—	—	12/31/2020	—	—	111	110	0.1%
								111	110	0.1%

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

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	(11)	—	—	—	12/15/2017	—	—	$153	$—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	(11)	—	—	—	8/27/2021	—	—	61	28	0.0%
								214	28	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								17,364	13,107	6.3%
Total Non-Controlled/Non-Affiliate Company Investments								$377,620	$371,723	182.7%

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.61%	10.94%	9/9/2020	6/28/2024	477	$—	$—	0.0%
							477	—	—	0.0%
FIRE: Real Estate
American Community Homes, Inc.		SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	12,648	12,647	8,110	4.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	6,223	6,223	3,990	2.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	5/24/2017	12/31/2026	767	766	491	0.2%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	8/10/2018	12/31/2026	2,819	2,819	1,808	0.9%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	3/29/2019	12/31/2026	5,219	5,219	3,347	1.6%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	9/30/2019	12/31/2026	25	25	16	0.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	12/30/2019	12/31/2026	120	120	77	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	2.11%	7.47% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(10)(20)(25)	P	9.46%	17.96% PIK	10/20/2017	n/a	13,242	13,242	17,233	8.5%
HFZ Capital Group LLC	(10)(20)(25)	P	9.46%	17.96% PIK	10/20/2017	n/a	4,758	4,758	6,191	3.0%
MC Asset Management (Corporate), LLC	(10)(25)	SF	15.00%	20.39% PIK	1/26/2021	1/26/2024	10,237	10,237	10,237	5.0%
MC Asset Management (Corporate), LLC	(10)(25)	SF	15.00%	20.39% PIK	4/26/2021	1/26/2024	3,051	3,051	3,051	1.5%
Second Avenue SFR Holdings II LLC (Revolver)	(10)(14)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	3,323	3,323	1.6%
							66,484	62,430	57,874	28.3%
High Tech Industries
Mnine Holdings, Inc.		SF	8.26%	13.61% PIK	11/2/2018	12/30/2024	6,266	6,266	6,187	3.0%
Mnine Holdings, Inc.		SF	8.26%	13.61% PIK	7/27/2023	12/30/2024	55	55	55	0.0%
Mnine Holdings, Inc. (Revolver)	(14)	SF	7.26%	12.61%	8/9/2022	12/30/2024	747	666	658	0.3%
							7,068	6,987	6,900	3.3%
Services: Consumer
NECB Collections, LLC (Revolver)	(14)(16)(20)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	424	0.2%
							1,356	1,312	424	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							75,385	70,729	65,198	31.8%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,539	2.7%
							5,850	5,850	5,539	2.7%
Total Non-Controlled Affiliate Company Junior Secured Loans							5,850	5,850	5,539	2.7%

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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including MRCC SBIC (through its dissolution date on March 31, 2022) and its wholly-owned general partner MCC SBIC GP, LLC, and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2024, 2023 and 2022, the Company received return of capital distributions from its equity investments of $39, zero and $290, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $2,975 and $3,806 as of December 31, 2024 and 2023, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2024, 2023 and 2022 totaled $1,147, $1,116 and $3,475, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$44,283	$49,779	$41,449
PIK interest income	9,161	9,407	6,689
Dividend income (1)	4,292	4,188	4,161
Other income (2)	1,324	(679)	2,380
Prepayment gain (loss)	531	553	803
Accretion of discounts and amortization of premiums	936	1,049	1,084
Total investment income	$60,527	$64,297	$56,566
________________________________________________________
(1)Includes PIK dividends of $457, $477 and $475, respectively.
(2)During the year ended December 31, 2023 there was a reversal of $1,559 of previously accrued other income associated with the Company’s former loan investment in IT Global Holding, LLC.
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
Non-accrual: Loans or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of December 31, 2024 and 2023, there were 10 and five borrowers, respectively, with a loan or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $15,723 and $7,456 at December 31, 2024 and 2023, respectively.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
In October 2012, the Company adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of distributions on behalf of its stockholders, unless a stockholder elects to receive cash prior to the record date. When the Company declares a cash distribution, stockholders who have not “opted out” of the DRIP prior to the record date will have their distribution automatically reinvested in additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 10 for additional information on the Company’s distributions.
Segment Reporting
In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 14 for additional information on the Company’s segment accounting policies.
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company's deposits are held in high-quality financial institutions.
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2024 and 2023, the Company had unamortized debt issuance costs of $1,925 and $3,235 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the year ended December 31, 2024, 2023 and 2022 was $1,317, $1,308 and $2,126, respectively.
Offering Costs
Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized debt issuance costs on the consolidated statements of assets and liabilities as noted above. As of both December 31, 2024 and 2023, other assets on the consolidated statements of assets and liabilities included $262 of deferred offering costs, which will be charged against the proceeds from future debt or equity offerings when completed.
Investments Denominated in Foreign Currency
As of December 31, 2024 and 2023, the Company held no investments denominated in a foreign currency.
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
Income Taxes
The Company has elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Code. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders.
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a net expense on the consolidated statements of operations of $456, $485 and $94, respectively, for U.S. federal excise tax. As of December 31, 2024 and 2023, the Company recorded an accrual for U.S. federal excise taxes of $316 and $247, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a net tax expense (benefit) of $(4), $321 and $1,311 respectively, on the consolidated statements of operations for these subsidiaries. As of both December 31, 2024 and 2023, there were no payables for corporate-level income taxes.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2024. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024, except as disclosed in Note 15.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 14 for more information on the effects of the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements, however the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2024		December 31, 2023
Amortized Cost:
Senior secured loans	$372,074	75.0%	$393,723	77.1%
Unitranche secured loans	3,835	0.8	13,740	2.7
Junior secured loans	35,771	7.2	29,372	5.8
LLC equity interest in SLF	42,650	8.6	42,650	8.3
Equity securities	41,467	8.4	31,391	6.1
Total	$495,797	100.0%	$510,876	100.0%

	December 31, 2024		December 31, 2023
Fair Value:
Senior secured loans	$357,994	78.3%	$388,882	79.6%
Unitranche secured loans	3,862	0.8	13,877	2.8
Junior secured loans	29,634	6.5	26,594	5.5
LLC equity interest in SLF	32,730	7.2	33,122	6.8
Equity securities	32,828	7.2	25,911	5.3
Total	$457,048	100.0%	$488,386	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2024		December 31, 2023
Amortized Cost:
United States
Midwest	178,051	35.9	158,383	31.0
Northeast	103,354	20.8	108,707	21.3
Northwest	3,928	0.8	—	—
Southeast	116,087	23.5	134,899	26.4
Southwest	12,622	2.5	25,163	4.9
West	81,755	16.5	83,724	16.4
International (1)	—	—	—	—
Total	$495,797	100.0%	$510,876	100.0%
___________________________________________________
(1)Includes one equity security with no cost basis as of December 31, 2024 and 2023, respectively.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31, 2024		December 31, 2023
Fair Value:
United States
Midwest	152,880	33.4	135,352	27.7
Northeast	94,766	20.7	110,180	22.6
Northwest	4,030	0.9	—	—
Southeast	111,115	24.4	130,595	26.8
Southwest	13,186	2.9	25,610	5.2
West	79,683	17.4	84,954	17.4
International	1,388	0.3	1,695	0.3
Total	$457,048	100.0%	$488,386	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2024		December 31, 2023
Amortized Cost
Aerospace & Defense	$—	—%	$7,784	1.5%
Automotive	20,188	4.1	19,781	3.9
Banking	11,689	2.4	16,290	3.2
Beverage, Food & Tobacco	4,554	0.9	4,481	0.9
Capital Equipment	4,809	1.0	4,880	1.0
Chemicals, Plastics & Rubber	3,784	0.8	2,934	0.6
Construction & Building	10,094	2.0	8,689	1.7
Consumer Goods: Durable	8,444	1.7	8,295	1.6
Consumer Goods: Non-Durable	3,857	0.8	3,415	0.7
Environmental Industries	67	0.0 *	5,421	1.1
FIRE: Finance	12,675	2.6	14,771	2.9
FIRE: Real Estate	90,397	18.2	87,226	17.1
Healthcare & Pharmaceuticals	83,481	16.8	70,992	13.9
High Tech Industries	42,841	8.6	42,123	8.2
Hotels, Gaming & Leisure	111	0.0 *	111	0.0 *
Investment Funds & Vehicles	42,650	8.6	42,650	8.3
Media: Advertising, Printing & Publishing	10,636	2.1	18,267	3.6
Media: Broadcasting & Subscription	4,574	0.9	4,214	0.8
Media: Diversified & Production	43,554	8.8	41,734	8.2
Retail	2,534	0.5	2,443	0.5
Services: Business	50,740	10.2	55,852	10.9
Services: Consumer	32,552	6.6	25,283	4.9
Telecommunications	5,496	1.1	7,262	1.4
Transportation: Cargo	5,794	1.2	—	—
Wholesale	276	0.1	15,978	3.1
Total	$495,797	100.0%	$510,876	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$—	—%	$7,876	1.6%
Automotive	16,267	3.6	18,495	3.8
Banking	7,861	1.7	15,385	3.2
Beverage, Food & Tobacco	6,027	1.3	6,098	1.2
Capital Equipment	4,853	1.1	4,893	1.0
Chemicals, Plastics & Rubber	4,864	1.1	3,987	0.8
Construction & Building	10,334	2.3	8,813	1.8
Consumer Goods: Durable	8,263	1.8	8,242	1.7
Consumer Goods: Non-Durable	2,467	0.4	2,387	0.5
Environmental Industries	520	0.1	5,896	1.2
FIRE: Finance	12,789	2.8	15,388	3.3
FIRE: Real Estate	83,037	18.2	85,153	17.4
Healthcare & Pharmaceuticals	79,784	17.5	69,354	14.2
High Tech Industries	41,240	9.0	40,723	8.3
Hotels, Gaming & Leisure	144	0.0 *	110	0.0 *
Investment Funds & Vehicles	32,730	7.2	33,122	6.8
Media: Advertising, Printing & Publishing	12,035	2.6	20,238	4.1
Media: Broadcasting & Subscription	1,156	0.3	2,217	0.5
Media: Diversified & Production	43,717	9.6	41,897	8.6
Retail	2,036	0.4	1,995	0.4
Services: Business	51,175	11.2	56,655	11.6
Services: Consumer	24,113	5.3	16,772	3.4
Telecommunications	5,586	1.2	7,508	1.5
Transportation: Cargo	5,890	1.3	—	—
Wholesale	160	0.0*	15,182	3.1
Total	$457,048	100.0%	$488,386	100.0%
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
SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both December 31, 2024 and 2023, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2024 and 2023, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of both December 31, 2024 and 2023, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both December 31, 2024 and 2023, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. For the years ended December 31, 2024 and 2023, our investment in SLF had a fair value of $32,730 and $33,121, respectively.
For the years ended December 31, 2024, 2023 and 2022 the Company received $3,600 of dividend income per year from its LLC equity interest in SLF.
SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $110,000 (reduced from $175,000 on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of December 31, 2024 and 2023, the SLF Credit Facility was accruing a weighted average interest rate of 6.9% and 7.7%, respectively.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2024, 2023 and 2022 SLF incurred $160, $209 and $237, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.
As of December 31, 2024 and 2023, SLF had total assets at fair value of $104,159 and $148,449, respectively. As of both December 31, 2024 and 2023, SLF had four portfolio company investments on non-accrual status with a fair value of $5,184 and $4,260, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2024 and 2023, SLF had $1,591 and $3,332, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Secured loans (1)	101,624	150,674
Weighted average current interest rate on secured loans (2)	9.3%	10.2%
Number of portfolio company investments in SLF	36	49
Largest portfolio company investment (1)	4,900	6,580
Total of five largest portfolio company investments (1)	23,901	26,415
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	7.65%	9.98% Cash/ 2.00% PIK	2/26/2027	3,145	$3,096
Trident Maritime Systems, Inc.		SF	7.60%	9.96% Cash/ 2.00% PIK	2/26/2027	137	135
Trident Maritime Systems, Inc. (Revolver)	(4)	SF	7.65%	10.01% Cash/ 2.00% PIK	2/26/2027	319	—
						3,601	3,231
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.41%	12/1/2027	1,344	1,323
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.49%	12/1/2027	384	378
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	9.41%	12/1/2027	132	44
						1,860	1,745
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC		SF	5.60%	9.96%	7/8/2027	3,506	3,503
						3,506	3,503
Capital Equipment
MacQueen Equipment, LLC		SF	5.51%	9.84%	1/7/2028	2,032	2,032
MacQueen Equipment, LLC		SF	5.51%	9.84%	1/7/2028	445	445
MacQueen Equipment, LLC (Revolver)	(4)	P	4.25%	11.75%	1/7/2028	296	20
						2,773	2,497
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC		SF	7.11%	11.47%	10/3/2025	1,137	677
TJC Spartech Acquisition Corp.		SF	4.75%	9.41%	5/5/2028	4,167	3,026
						5,304	3,703
Consumer Goods: Durable
Runner Buyer INC.		SF	5.61%	10.11%	10/23/2028	2,910	1,382
						2,910	1,382
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.		SF	5.00%	10.17%	9/26/2025	2,342	2,333
						2,342	2,333
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.26%	9.85%	3/17/2025	2,828	2,463
PVHC Holding Corp		SF	6.90%	10.43% Cash/ 0.75% PIK	2/17/2027	1,891	1,869
						4,719	4,332
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	9.47%	6/22/2026	2,249	2,209
Offen, Inc.		SF	5.11%	9.47%	6/22/2026	850	835
						3,099	3,044
FIRE: Finance
TEAM Public Choices, LLC		SF	5.11%	9.47%	12/17/2027	2,895	2,914
						2,895	2,914
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.36%	10.70%	3/12/2028	601	606
						601	606

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.		SF	4.61%	8.97%	12/15/2028	1,791	$1,805
Natus Medical Incorporated		SF	5.60%	9.96%	7/20/2029	4,900	4,827
						6,691	6,632
High Tech Industries
Corel Inc.	(3)	SF	5.10%	9.61%	7/2/2026	3,200	2,706
Lightbox Intermediate, L.P.		SF	5.11%	9.44%	5/11/2026	4,725	4,725
TGG TS Acquisition Company		SF	6.61%	10.97%	12/12/2025	2,445	2,460
						10,370	9,891
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.25%	9.58%	4/27/2029	4,309	4,301
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.25%	9.58%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	5.75%	10.18%	6/5/2026	2,227	2,227
						7,161	6,528
Media: Diversified & Production
STATS Intermediate Holdings, LLC		SF	5.51%	10.03%	7/10/2026	4,750	4,698
TA TT Buyer, LLC		SF	4.75%	9.08%	3/30/2029	3,267	3,281
						8,017	7,979
Services: Business
Eliassen Group, LLC		SF	5.75%	10.08%	4/14/2028	3,186	3,118
Eliassen Group, LLC		SF	5.75%	10.26%	4/14/2028	229	224
Secretariat Advisors LLC		SF	4.86%	9.22%	12/29/2028	1,659	1,657
Secretariat Advisors LLC		SF	4.86%	9.22%	12/29/2028	265	264
SIRVA Worldwide Inc. (Delayed Draw)	(4)	SF	8.00%	12.35%	2/20/2029	381	241
						5,720	5,504
Services: Consumer
Laseraway Intermediate Holdings II, LLC		SF	5.75%	10.66%	10/14/2027	2,156	2,075
McKissock Investment Holdings, LLC		SF	5.00%	9.80%	3/9/2029	2,431	2,420
						4,587	4,495
Telecommunications
Mavenir Systems, Inc.		SF	5.01%	9.53%	8/18/2028	1,621	1,150
Sandvine Corporation	(5)	SF	9.00%	13.25%	10/3/2025	72	72
Sandvine Corporation	(5)	SF	9.00%	13.25%	10/3/2025	372	374
Sandvine Corporation (Delayed Draw)	(4)(5)	SF	9.00%	13.25%	10/3/2025	144	—
						2,209	1,596
Transportation: Cargo
Keystone Purchaser, LLC		SF	5.86%	10.22%	5/7/2027	4,854	4,836
						4,854	4,836
Wholesale
HALO Buyer, Inc.		SF	4.60%	8.96%	6/30/2025	4,672	4,456
						4,672	4,456
Total Non-Controlled/Non-Affiliate Senior Secured Loans						87,891	81,207

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	11.24%	9/30/2027	790	622
						790	622

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	5.26%	8.28% Cash/ 1.50% PIK	1/31/2029	4,252	$4,213
						4,252	4,213
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	6.15% Cash/ 6.50% PIK	3/12/2029	1,492	1,178
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	6.15% Cash/ 6.50% PIK	3/12/2029	510	299
						2,002	1,477
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	10.29%	10/15/2028	4,467	4,181
						4,467	4,181
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	11.11%	11/30/2028	1,042	1,042
SIRVA Worldwide Inc.		SF	8.00%	7.52% Cash/ 5.00% PIK	8/20/2029	1,171	1,160
						2,213	2,202
Telecommunications
Sandvine Corporation	(5)	n/a	n/a	2.00%	6/28/2027	1,602	$381
						1,602	381
Total Non-Controlled/Non-Affiliate Junior Secured Loans						15,326	13,076

Equity Securities (6)(7)(8)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)		—	—	—	—	—	86
							86
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)		—	—	—	—	—	—
							—
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	(3)(5)	n/a	n/a	12.50% PIK	n/a	—	610
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)	—	—	—	—	—	—
							610
Healthcare & Pharmaceuticals
Cano Health, Inc. (79,030 shares of common units)		—	—	—	—	—	692
Cano Health, Inc. (warrant to purchase up to 2,682 shares of common units)		—	—	—	6/28/2029	—	2
							694
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (61,590 shares of common units)		—	—	—	—	—	1,093
							1,093
Services: Business
SIRVA Worldwide Inc. (2,252 Class A common shares)		—	—	—	—	—	547
SIRVA Worldwide Inc. (518 Class A preferred shares)		—	—	—	—	—	25
Output Services Group, Inc. (51,370 Class A units)		—	—	—	—	—	613
							1,185

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Telecommunications
Sandvine Corporation (40 shares of Class A units)		—	—	—	—	—	$—
							—

Total Non-Controlled/Non-Affiliate Equities							3,668

TOTAL INVESTMENTS							$97,951
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over SOFR or Prime and the current contractual rate of interest in effect at December 31, 2024. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(3)The headquarters of this portfolio company is located in Canada.
(4)All or a portion of this commitment was unfunded as of December 31, 2024. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of December 31, 2024, meaning that the Company has ceased accruing interest income on the position.
(6)Represents less than 5% ownership of the portfolio company’s voting securities.
(7)Ownership of certain equity investments may occur through a holding company partnership.
(8)Securities without an interest rate are non-income producing.

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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
TEAM Public Choices, LLC		SF	5.43%	10.88%	12/17/2027	2,925	$2,908
						10,646	10,635
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.50%	11.97%	1/30/2026	4,775	1,564
						4,775	1,564
Healthcare & Pharmaceuticals
Cano Health, LLC	(5)	SF	4.10%	9.42%	11/23/2027	1,950	857
HAH Group Holding Company LLC		SF	5.00%	10.46%	10/29/2027	2,950	2,942
LSCS Holdings, Inc.		SF	4.61%	9.97%	12/15/2028	1,809	1,786
Natus Medical Incorporated		SF	5.50%	10.85%	7/20/2029	4,950	4,604
Paragon Healthcare, Inc.		SF	5.85%	11.25%	1/19/2027	2,105	2,083
Paragon Healthcare, Inc.		SF	5.75%	11.22%	1/19/2027	363	359
Paragon Healthcare, Inc. (Revolver)	(4)	SF	5.75%	11.22%	1/19/2027	490	—
Radiology Partners, Inc.		SF	4.68%	10.18%	7/9/2025	4,737	3,844
						19,354	16,475
High Tech Industries
Corel Inc.	(3)	SF	5.10%	10.49%	7/2/2026	3,400	3,323
Lightbox Intermediate, L.P.		SF	5.26%	10.61%	5/11/2026	4,775	4,632
TGG TS Acquisition Company		SF	6.61%	11.97%	12/12/2025	2,885	2,791
						11,060	10,746
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.40%	10.75%	4/27/2029	4,320	4,308
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.40%	10.75%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	6.25%	11.63%	6/6/2025	2,250	2,241
Tait LLC		SF	4.50%	10.00%	3/28/2025	4,040	4,026
Tait LLC (Revolver)	(4)	SF	4.50%	10.00%	3/28/2025	769	—
						12,004	10,575
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	11.14%	12/20/2024	6,580	4,914
STATS Intermediate Holdings, LLC		SF	5.51%	10.88%	7/10/2026	4,800	4,684
TA TT Buyer, LLC		SF	5.00%	10.35%	3/30/2029	3,292	3,275
						14,672	12,873
Services: Business
CHA Holdings, Inc		SF	4.61%	9.97%	4/10/2025	1,939	1,908
CHA Holdings, Inc		SF	4.61%	9.97%	4/10/2025	409	402
Eliassen Group, LLC		SF	5.50%	10.85%	4/14/2028	3,218	3,152
Eliassen Group, LLC (Delayed Draw)	(4)	SF	5.50%	10.86%	4/14/2028	739	227
Engage2Excel, Inc.		SF	7.35%	12.53%	7/1/2024	3,918	3,918
Engage2Excel, Inc.		SF	7.35%	12.53%	7/1/2024	707	707
Engage2Excel, Inc. (Revolver)		SF	7.35%	12.53%	7/1/2024	550	550
Output Services Group, Inc.	(5)	SF	6.68%	12.07%	11/30/2028	1,042	1,041
Secretariat Advisors LLC		SF	5.01%	10.36%	12/29/2028	1,676	1,676
Secretariat Advisors LLC		SF	5.01%	10.36%	12/29/2028	267	267
SIRVA Worldwide Inc.		SF	5.76%	11.15%	8/4/2025	1,750	1,556
Teneo Holdings LLC		SF	5.35%	10.71%	7/11/2025	4,787	4,791
						21,002	20,195
Services: Consumer
360Holdco, Inc.		SF	5.60%	10.96%	8/1/2025	2,124	2,124
360Holdco, Inc.		SF	5.60%	10.96%	8/1/2025	821	821
Laseraway Intermediate Holdings II, LLC		SF	5.75%	11.41%	10/14/2027	2,178	2,153

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
McKissock Investment Holdings, LLC		SF	5.00%	10.54%	3/9/2029	2,456	$2,459
						7,579	7,557
Telecommunications
Intermedia Holdings, Inc.		SF	6.11%	11.47%	7/21/2025	1,742	1,687
Mavenir Systems, Inc.		SF	5.01%	10.39%	8/18/2028	1,638	1,159
Sandvine Corporation		SF	4.50%	9.97%	10/31/2025	1,973	1,598
						5,353	4,444
Transportation: Cargo
Keystone Purchaser, LLC		SF	6.18%	11.53%	5/7/2027	4,905	4,868
						4,905	4,868
Utilities: Oil & Gas
Dresser Utility Solutions, LLC		SF	4.10%	9.46%	10/1/2025	1,660	1,602
Dresser Utility Solutions, LLC		SF	5.35%	10.71%	10/1/2025	243	239
						1,903	1,841
Wholesale
HALO Buyer, Inc.		SF	4.60%	9.96%	6/30/2025	4,723	3,570
						4,723	3,570
Total Non-Controlled/Non-Affiliate Senior Secured Loans						154,006	139,373

Equity Securities (6)(7)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	(8)	—	—	—	—	—	103
							103
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	(8)	—	—	—	—	—	—
							—
Services: Business
Output Services Group, Inc. (51,370 Class A units)	(8)	—	—	—	—	—	438
							438

Total Non-Controlled/Non-Affiliate Equities							541

TOTAL INVESTMENTS							$139,914
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Below is certain summarized financial information for SLF as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value	$97,951	$139,914
Cash and cash equivalents	1,488	1,884
Restricted cash and cash equivalents	3,673	5,265
Interest receivable	1,047	1,380
Other assets	—	6
Total assets	$104,159	$148,449
Liabilities
Revolving credit facility	$38,214	$82,014
Less: Unamortized debt issuance costs	—	(717)
Total debt, less unamortized debt issuance costs	38,214	81,297
Interest payable	272	590
Accounts payable and accrued expenses	212	320
Total liabilities	38,698	82,207
Members’ capital	65,461	66,242
Total liabilities and members’ capital	$104,159	$148,449

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
Interest income	$13,012	$18,362	$15,400
Total investment income	13,012	18,362	15,400
Expenses:
Interest and other debt financing expenses	5,173	8,847	6,009
Professional fees and other expenses	640	757	814
Total expenses	5,813	9,604	6,823
Net investment income	7,199	8,758	8,577
Net gain (loss):
Net realized gain (loss)	82	(5,119)	(3,089)
Net change in unrealized gain (loss)	(862)	(1,216)	(10,520)
Net gain (loss)	(780)	(6,335)	(13,609)
Net increase (decrease) in members’ capital	$6,419	$2,423	$(5,032)
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
As of December 31, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts would be categorized as Level 2 in the fair value hierarchy. As of both December 31, 2024 and 2023 there were no foreign currency forward contracts outstanding.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$357,994	$357,994
Unitranche secured loans	—	—	3,862	3,862
Junior secured loans	—	—	29,634	29,634
Equity securities	61	—	32,767	32,828
Investments measured at NAV (1) (2)	—	—	—	32,730
Total investments	$61	$—	$424,257	$457,048

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$388,882	$388,882
Unitranche secured loans	—	—	13,877	13,877
Junior secured loans	—	—	26,594	26,594
Equity securities	257	—	25,654	25,911
Investments measured at NAV (1) (2)	—	—	—	33,122
Total investments	$257	$—	$455,007	$488,386
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
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 4.46% to 19.59% at December 31, 2024 and 7.47% to 20.50% at December 31, 2023. The maturity dates on the loans outstanding at December 31, 2024 range between January 2025 and August 2030.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2024 and 2023:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of December 31, 2023	$388,882	$13,877	$26,594	$25,654	$455,007
Net realized gain (loss) on investments	52	—	—	634	686
Net change in unrealized gain (loss) on investments	(10,299)	(108)	(2,303)	(2,678)	(15,388)
Purchases of investments and other adjustments to cost (1)	87,569	130	5,346	4,909	97,954
Proceeds from principal payments and sales of investments (2)	(96,577)	(10,037)	(5,977)	(1,076)	(113,667)
Reclassifications (3)	(11,633)	—	5,974	5,659	—
Transfers in (out) of Level 3 (4)	—	—	—	(335)	(335)
Balance as of December 31, 2024	$357,994	$3,862	$29,634	$32,767	$424,257

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of December 31, 2022	$434,023	$20,633	$22,193	$28,388	$505,237
Net realized gain (loss) on investments	(9,788)	(24,768)	—	(4,179)	(38,735)
Net change in unrealized gain (loss) on investments	(3,896)	24,856	(2,730)	(28)	18,202
Purchases of investments and other adjustments to cost (1)	65,977	514	5,465	1,400	73,356
Proceeds from principal payments and sales of investments (2)	(91,375)	(7,358)	(2,913)	(1,407)	(103,053)
Reclassifications (3)	(6,059)	—	4,579	1,480	—
Balance as of December 31, 2023	$388,882	$13,877	$26,594	$25,654	$455,007
________________________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest capitalized.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.
(4)Represents non-cash transfers between fair value categories due to a restructuring.
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2024, attributable to Level 3 investments still held at December 31, 2024, was $(13,816). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2023, attributable to Level 3 investments still held at December 31, 2023, was $(10,413). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the year ended December 31, 2024, one investment transferred from Level 3 to Level 1 as a result of a restructuring. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2023.

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
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of December 31, 2024 and 2023.

	December 31, 2024
	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$211,778		Discounted cash flow	EBITDA multiples	11.4x	4.8x	35.9x
				Market yields	12.6%	8.8%	21.8%
Senior secured loans	106,963		Discounted cash flow	Revenue multiples	6.4x	1.2x	13.0x
				Market yields	10.5%	8.5%	14.0%
Senior secured loans	18,437		Enterprise value	Book value multiples	1.4x	1.4x	1.4x
Senior secured loans	9,823		Enterprise value	Revenue multiples	2.9x	0.3x	5.3x
Senior secured loans	5,518		Liquidation	Probability weighting of alternative outcomes	58.9%	32.2%	87.2%
Senior secured loans	4,507		Enterprise value	EBITDA multiples	10.1x	6.5x	13.0x
Unitranche secured loans	3,862		Discounted cash flow	Revenue multiples	6.3x	6.3x	6.3x
				Market yields	13.9%	13.9%	13.9%
Junior secured loans	19,392		Discounted cash flow	Market yields	12.6%	12.6%	12.6%
Junior secured loans	6,292		Enterprise value	Revenue multiples	4.3x	0.3x	5.3x
Junior secured loans	2,330		Liquidation	Probability weighting of alternative outcomes	279.6%	279.6%	279.6%
Junior secured loans	921		Discounted cash flow	Revenue multiples	0.2x	0.2x	0.2x
				Market yields	18.5%	18.5%	18.5%
Equity securities	19,560		Enterprise value	EBITDA multiples	8.9x	6.3x	16.0x
Equity securities	10,427		Enterprise value	Revenue multiples	2.2x	0.4x	11.0x
Equity securities	1,923		Option pricing model	Volatility	55.2%	24.0%	65.0%
Total Level 3 Assets	$421,733	(2)

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
________________________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $2,524 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value of the Company’s debt facilities is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following are the carrying values and fair values of the Company’s debt as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility	$162,872	$162,872	$172,560	$172,560
2026 Notes	129,103	124,161	128,305	121,145
Total Debt	$291,975	$287,033	$300,865	$293,705
________________________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	287,033	293,705
Total Debt	$287,033	$293,705

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliate company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2024 and 2023 were as follows:

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2024
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,110	$—	$—	$—	$908	$—	$—	$(636)	$8,382
American Community Homes, Inc.	3,990	—	—	—	446	—	—	(311)	4,125
American Community Homes, Inc.	491	—	—	—	56	—	—	(39)	508
American Community Homes, Inc.	1,808	—	—	—	203	—	—	(143)	1,868
American Community Homes, Inc.	3,347	—	—	—	374	—	—	(262)	3,459
American Community Homes, Inc.	16	—	—	—	—	—	—	—	16
American Community Homes, Inc.	77	—	—	—	8	—	—	(6)	79
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	17,839	—	—	—	1,995	—	—	(1,397)	18,437

Ascent Midco, LLC (2,032,258 Class A units)	1,932	—	—	—	—	—	—	(172)	1,760
	1,932	—	—	—	—	—	—	(172)	1,760

Familia Dental Group Holdings, LLC (1,525 Class A units)	2,226	—	1,011	—	—	—	—	(214)	3,023
	2,226	—	1,011	—	—	—	—	(214)	3,023

HFZ Capital Group, LLC	17,233	—	—	—	—	—	—	(3,855)	13,378
HFZ Capital Group, LLC	6,191	—	—	—	—	—	—	(1,384)	4,807
MC Asset Management (Corporate), LLC	10,237	—	—	—	2,280	—	—	—	12,517
MC Asset Management (Corporate), LLC	3,051	—	—	—	680	—	—	—	3,731
MC Asset Management (Corporate), LLC (15.9% of interests)	1,045	—	—	—	—	—	—	(1,045)	—
	37,757	—	—	—	2,960	—	—	(6,284)	34,433

Mnine Holdings, Inc.	6,187	—	—	—	326	—	—	79	6,592
Mnine Holdings, Inc.	55	—	—	—	3	—	—	—	58
Mnine Holdings, Inc. (Revolver)	658	—	170	(703)	—	—	—	8	133
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,900	—	170	(703)	329	—	—	87	6,783

NECB Collections, LLC (Revolver)	424	—	—	—	—	—	—	(2)	422
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	424	—	—	—	—	—	—	(2)	422

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2024

Second Avenue SFR Holdings II LLC (Revolver) (2)	$3,323	$—	$—	$(3,323)	$—	$—	$—	$—	$—
	3,323	—	—	(3,323)	—	—	—	—	—

SFR Holdco, LLC	5,539	—	—	—	—	—	—	54	5,593
SFR Holdco, LLC (24.4% of equity commitment)	4,372	—	—	—	—	—	—	425	4,797
	9,911	—	—	—	—	—	—	479	10,390

SFR Holdco 2, LLC (Delayed Draw)	—	—	1,295	—	—	—	—	—	1,295
SFR Holdco 2, LLC (13.9% of equity commitment)	—	—	864	—	—	—	—	—	864
	—	—	2,159	—	—	—	—	—	2,159

TJ Management HoldCo, LLC (Revolver)	—	—	955	(955)	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,229	—	—	—	—	—	—	(153)	3,076
	3,229	—	955	(955)	—	—	—	(153)	3,076
Total non-controlled affiliate company investments	$83,541	$—	$4,295	$(4,981)	$5,284	$—	$—	$(7,656)	$80,483
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$33,122	$—	$—	$—	$—	$—	$—	$(392)	$32,730
	33,122	—	—	—	—	—	—	(392)	32,730
Total controlled affiliate company investments	$33,122	$—	$—	$—	$—	$—	$—	$(392)	$32,730

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2023
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,953	$—	$—	$—	$1,401	$—	$—	$(2,244)	$8,110
American Community Homes, Inc.	4,258	—	—	—	875	—	—	(1,143)	3,990
American Community Homes, Inc.	543	—	—	—	84	—	—	(136)	491
American Community Homes, Inc.	1,996	—	—	—	312	—	—	(500)	1,808
American Community Homes, Inc.	3,694	—	—	—	579	—	—	(926)	3,347
American Community Homes, Inc.	17	—	—	—	3	—	—	(4)	16
American Community Homes, Inc.	85	—	—	—	14	—	—	(22)	77
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	19,546	—	—	—	3,268	—	—	(4,975)	17,839

Ascent Midco, LLC	6,217	—	—	(6,175)	—	16	—	(58)	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	1,969	—	—	—	—	—	—	(37)	1,932
	8,186	—	—	(6,175)	—	16	—	(95)	1,932

C Parent Holdings, LLC.	146	—	—	—	—	—	—	(146)	—
	146	—	—	—	—	—	—	(146)	—

Familia Dental Group Holdings, LLC (1,194 Class A units)	2,625	—	183	—	—	—	—	(582)	2,226
	2,625	—	183	—	—	—	—	(582)	2,226

HFZ Capital Group, LLC	16,159	—	—	—	—	—	—	1,074	17,233
HFZ Capital Group, LLC	5,805	—	—	—	—	—	—	386	6,191
MC Asset Management (Corporate), LLC	8,421	—	—	—	1,816	—	—	—	10,237
MC Asset Management (Corporate), LLC (Delayed Draw)	1,000	—	1,586	—	465	—	—	—	3,051
MC Asset Management (Corporate), LLC (15.9% of interest)	1,291	—	—	—	—	—	—	(246)	1,045
	32,676	—	1,586	—	2,281	—	—	1,214	37,757

Mnine Holdings, Inc.	5,492	—	—	—	775	14	—	(94)	6,187
Mnine Holdings, Inc.	—	—	105	(52)	2	—	—	—	55
Mnine Holdings, Inc.	—	—	—	—	—	—	—	—	—
Mnine Holdings, Inc. (Revolver)	214	—	441	—	11	—	—	(8)	658
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,706	—	546	(52)	788	14	—	(102)	6,900

NECB Collections, LLC (Revolver)	382	—	—	—	—	—	—	42	424
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	382	—	—	—	—	—	—	42	424

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2023
Second Avenue SFR Holdings II LLC (Revolver) (1)	$4,755	$—	$—	$(1,462)	$—	$—	$—	$30	$3,323
	4,755	—	—	(1,462)	—	—	—	30	3,323

SFR Holdco, LLC	5,850	—	—	—	—	—	—	(311)	5,539
SFR Holdco, LLC (24.4% of equity commitments)	3,900	—	—	—	—	—	—	472	4,372
	9,750	—	—	—	—	—	—	161	9,911

TJ Management HoldCo, LLC (Revolver)	80	—	—	(80)	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	2,766	—	—	—	—	—	—	463	3,229
	2,846	—	—	(80)	—	—	—	463	3,229
Total non-controlled affiliate company investments	$86,618	$—	$2,315	$(7,769)	$6,337	$30	$—	$(3,990)	$83,541
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$35,509	$—	$—	$—	$—	$—	$—	$(2,387)	$33,122
	35,509	—	—	—	—	—	—	(2,387)	33,122
Total controlled affiliate company investments	$35,509	$—	$—	$—	$—	$—	$—	$(2,387)	$33,122
________________________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is being presented as a non-controlled affiliate for that reason.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$900	$—	$—	$1,401	$—	$—
American Community Homes, Inc.	442	—	—	872	—	—
American Community Homes, Inc.	56	—	—	86	—	—
American Community Homes, Inc.	200	—	—	312	—	—
American Community Homes, Inc.	373	—	—	578	—	—
American Community Homes, Inc.	3	—	—	4	—	—
American Community Homes, Inc.	7	—	—	13	—	—
American Community Homes, Inc. (Revolver)	1	—	—	4	—	—
American Community Homes, Inc. (Common Stock)	—	—	—	—	—	—
	1,982	—	—	3,270	—	—

Ascent Midco, LLC	—	—	—	384	—	—
Ascent Midco, LLC (Revolver)	—	—	—	2	—	—
Ascent Midco, LLC (Class A units)	—	220	—	—	204	—
	—	220	—	386	204	—

C Parent Holdings, LLC.	n/a	n/a	n/a	172	—	—
	—	—	—	172	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	2,409	—	—	2,348	—	—
HFZ Capital Group, LLC	845	—	—	844	—	—
MC Asset Management (Corporate), LLC	2,379	—	—	1,950	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	710	—	—	576	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	6,343	—	—	5,718	—	—

Mnine Holdings, Inc.	871	—	16	819	—	—
Mnine Holdings, Inc.	7	—	—	—	—	—
Mnine Holdings, Inc. (Revolver)	11	—	2	70	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	889	—	18	889	—	—

NECB Collections, LLC (Revolver)	—	—	—	2	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	2	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	330	—	—	557	—	—
	330	—	—	557	—	—

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
SFR Holdco, LLC	$657	$—	$—	$468	$—	$—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	657	—	—	468	—	—

SFR Holdco 2, LLC (Delayed Draw)	14	—	—	n/a	n/a	n/a
SFR Holdco 2, LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	14	—	—	—	—	—

TJ Management HoldCo LLC (Revolver)	32	—	—	15	—	—
TJ Management HoldCo LLC (Common Stock)	—	—	—	—	79	—
	32	—	—	15	79	—

Total non-controlled affiliate company investments	$10,247	$220	$18	$11,477	$283	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$3,600	$—	$—	$3,600	$—
	—	3,600	—	—	3,600	—
Total controlled affiliate company investments	$—	$3,600	$—	$—	$3,600	$—
_________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is being presented as a non-controlled affiliate for that reason.
Note 6. Transactions with Related Parties
The Company has entered into an investment advisory and management agreement with MC Advisors (the “Investment Advisory and Management Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors. Refer to Note 15 for additional information on the Investment Advisory and Management Agreement.
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
Base management fees for the years ended December 31, 2024, 2023 and 2022 were $8,056, $8,603 and $9,055, respectively. During the year ended December 31, 2022, MC Advisors elected to voluntarily waive base management fees of $55. MC Advisors did not waive any base management fees during the years ended December 31, 2024 and 2023.

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
The composition of the Company’s incentive fees was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Part one incentive fees (1)	$5,396	$5,812	$4,127
Part two incentive fees (2)	—	—	—
Incentive Fee Limitation	(2,947)	—	—
Incentive fees, excluding the impact of the incentive fee waiver	2,449	5,812	4,127
Incentive fee waiver (3)	—	—	(525)
Total incentive fees, net of incentive fee waivers	$2,449	$5,812	$3,602
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
(3)Represents part one incentive fees waived by MC Advisors.
The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2024, 2023 and 2022, the Company incurred $2,877, $2,833 and $3,139 respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,011, $940 and $1,163 respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2024 and 2023, $284 and $255, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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
As of both December 31, 2024 and 2023, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA, prior to its dissolution, from the asset coverage test under the 1940 Act. As of December 31, 2024 and 2023, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 165% and 167%, respectively.
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
On December 27, 2022, the Company amended the revolving credit facility which extended the maturity date from March 1, 2024 to December 27, 2027, increased the advance rate against certain types of assets in the Company’s portfolio, with corresponding adjustments to the concentration limits and replaced LIBOR benchmark provisions with term SOFR benchmark provisions. The other significant terms of the credit facility remained unchanged. The Company incurred expenses of $1,765 in conjunction with the amendment which have been capitalized within unamortized debt issuance costs and are amortized into interest expense over the estimated average life of the borrowings.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2024 and 2023, the Company had U.S. dollar borrowings of $163,900 and $174,100, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled zero, zero and $157 for the years ended December 31, 2024, 2023 and 2022, respectively. There were no repayments of foreign currency borrowings for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of $(11) for year ended December 31, 2022.
Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of December 31, 2024 and 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.1% and 8.1%, respectively.
2026 Notes: As of both December 31, 2024 and 2023, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.
SBA Debentures: On March 1, 2022, MRCC SBIC fully repaid its outstanding debentures utilizing a borrowing on the revolving credit facility and the restricted cash and cash equivalents at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, which resulted in a realized loss of $1,039 (primarily comprised of the unamortized debt issuance costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved.
Components of Interest Expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Interest expense - revolving credit facility	$14,380	$15,319	$8,442
Interest expense - 2026 Notes	6,220	6,220	6,220
Interest expense - SBA debentures	—	—	292
Amortization of debt issuance costs	1,317	1,308	2,126
Total interest and other debt financing expenses	$21,917	$22,847	$17,080
Average debt outstanding	$302,211	$318,884	$314,053
Average stated interest rate	6.8%	6.7%	4.7%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both December 31, 2024 and 2023, the Company held no foreign currency forward contracts. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of zero, $(1,507) and $726, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero, $1,756, and $119, respectively.
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
The following permanent differences were reclassified for tax purposes:

	For the Years Ended December 31,
	2024	2023	2022
Increase (decrease) in capital in excess of par value	$(415)	$(573)	$13
Increase (decrease) in accumulated undistributed (overdistributed) earnings	415	573	(13)
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of both December 31, 2024 and 2023, the Company had no short-term capital loss carryforwards. As of December 31, 2024 and 2023, the Company had long-term capital loss carryforwards of $83,155 and $84,972, respectively.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$9,704	$371	$(2,786)
Net change in unrealized (gain) loss for book but not tax	16,259	(14,270)	22,892
Other realized gain (loss) for tax but not book	385	(827)	—
Other income (loss) for tax but not book	(1,257)	(2,331)	(579)
Other deductions for book in excess of deductions for tax	—	—	—
Expenses not currently deductible	452	806	1,405
Net capital loss carryforward	(1,817)	41,602	2,674
Taxable Income before deductions for distributions	$23,726	$25,351	$23,606
For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the Years Ended December 31,
	2024	2023	2022
Ordinary income	$21,666	$21,666	$21,666
Long-term capital gains	—	—	—
Total	$21,666	$21,666	$21,666
The Company’s consolidated Taxable Subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a net tax expense (benefit) of approximately $(4), $321 and $1,311, respectively, for these Taxable Subsidiaries.
As of December 31, 2024, the estimated cost basis of investments for U.S. federal income tax purposes was $493,305, resulting in estimated net unrealized loss of $36,258, comprised of estimated gross unrealized gains and losses of $19,390 and $55,648, respectively. As of December 31, 2023, the estimated cost basis of investments for U.S. federal income tax purposes was $508,344, resulting in estimated net unrealized loss of $19,959, comprised of estimated gross unrealized gains and losses of $20,002 and $39,961, respectively.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 10. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the years ended December 31, 2024, 2023, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Year ended December 31, 2024:
March 5, 2024	March 15, 2024	March 29, 2024	$0.25	$5,417	18,219	$134
June 3, 2024	June 17, 2024	June 28, 2024	0.25	5,416	18,516	140
September 3, 2024	September 16, 2024	September 30, 2024	0.25	5,417	18,786	154
December 6, 2024	December 16, 2024	December 30, 2024	0.25	5,416	18,782	165
Total distributions declared			$1.00	$21,666	74,303	$593

Year ended December 31, 2023:
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	10,380	$81
June 2, 2023	June 15, 2023	June 30, 2023	0.25	5,417	9,045	73
September 1, 2023	September 15, 2023	September 29, 2023	0.25	5,417	16,514	123
December 1, 2023	December 15, 2023	December 29, 2023	0.25	5,415	1,074	12
Total distributions declared			$1.00	$21,666	37,013	$289

Year ended December 31, 2022
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	25,229	$276
June 1, 2022	June 15, 2022	June 30, 2022	0.25	5,416	29,655	280
September 1, 2022	September 15, 2022	September 30, 2022	0.25	5,416	20,789	164
December 5, 2022	December 15, 2022	December 30, 2022	0.25	5,417	17,017	149
Total distributions declared			$1.00	$21,666	92,690	$869
Note 11. Stock Issuances and Repurchases
Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during each of the years ended December 31, 2024 and 2023.
Note 12. Commitments and Contingencies
Commitments: As of December 31, 2024 and 2023, the Company had $38,509 and $37,182, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both December 31, 2024 and 2023, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of December 31, 2024. The table below presents outstanding commitments to fund investments in current portfolio companies as of the following periods:

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
Amelia Holding II, LLC (Delayed Draw)	n/a	160
Amelia Holding II, LLC (Revolver)	n/a	107
American Broadband and Telecommunications Company LLC (Revolver)	374	377
American Broadband and Telecommunications Company LLC (Delayed Draw)	54	80
American Community Homes, Inc. (Revolver)	2,500	2,500
Aras Corporation (Revolver)	207	20
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw)	386	n/a
ASG II, LLC (Delayed Draw)	n/a	114
Attom Intermediate Holdco, LLC (Revolver)	n/a	104
Avalara, Inc. (Revolver)	400	400
Bluesight, Inc. (Revolver)	348	174
Bonterra, LLC (Revolver)	385	748
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	149	n/a
Calabrio, Inc. (Revolver)	234	176
Calabrio, Inc. (Delayed Draw)	n/a	499
Caravel Autism Health, LLC (Revolver)	n/a	1,025
Cdata Software, Inc. (Delayed Draw)	556	n/a
Cdata Software, Inc. (Delayed Draw)	472	n/a
Cdata Software, Inc. (Revolver)	667	n/a
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw)	n/a	520
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver)	n/a	849
Chess.com, LLC (Revolver)	652	652
Crownpeak Technology, Inc. (Revolver)	n/a	433
Destination Media, Inc. (Delayed Draw)	n/a	439
Destination Media, Inc. (Revolver)	82	82
Dorado Acquisition, Inc. (Revolver)	596	596
Douglas Holdings, Inc. (Delayed Draw)	543	n/a
Douglas Holdings, Inc. (Delayed Draw)	260	n/a
Douglas Holdings, Inc. (Revolver)	217	n/a
Douglas Holdings, Inc. (Delayed Draw)	598	n/a
Drawbridge Partners, LLC (Revolver)	522	522
Drawbridge Partners, LLC (Delayed Draw)	79	378
Epika Fleet Services, Inc. (Delayed Draw)	381	n/a
Epika Fleet Services, Inc. (Delayed Draw)	779	n/a
Epika Fleet Services, Inc. (Revolver)	536	n/a
Express Wash Acquisition Company, LLC (Revolver)	171	171
Forest Buyer, LLC (Revolver)	750	n/a
GC Champion Acquisition LLC (Delayed Draw)	669	n/a
Hastings Manufacturing Company (Revolver)	691	691
HS4 Acquisitionco, Inc. (Revolver)	266	268
IDIG Parent, LLC (Common Stock)	43	43
Independence Buyer, Inc. (Revolver)	1,138	1,423

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
J2 BWA Funding LLC (Revolver)	1,061	1,172
Kar Wash Holdings, LLC (Delayed Draw)	1,846	n/a
Kar Wash Holdings, LLC (Delayed Draw)	n/a	419
Kar Wash Holdings, LLC (Revolver)	952	571
Kingsley Gate Partners, LLC (Delayed Draw)	n/a	468
Kingsley Gate Partners, LLC (Revolver)	48	240
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw)	n/a	713
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver)	352	461
The Kyjen Company, LLC (Revolver)	n/a	105
Lifted Trucks Holdings, LLC (Revolver)	1,444	1,111
LVF Holdings, Inc. (Revolver)	141	238
MEI Buyer LLC (Delayed Draw)	n/a	317
MEI Buyer LLC (Revolver)	373	403
Mindbody, Inc. (Revolver)	667	667
Mnine Holdings, Inc. (Revolver)	613	80
NationsBenefits, LLC (Delayed Draw)	649	n/a
NationsBenefits, LLC (Revolver)	2,222	1,333
NECB Collections, LLC (Revolver)	45	45
Northeast Contracting Company, LLC (Revolver)	318	n/a
North Haven USHC Acquisition, Inc. (Delayed Draw)	n/a	698
North Haven USHC Acquisition, Inc. (Revolver)	n/a	312
NQ PE Project Colosseum Midco Inc. (Delayed Draw)	n/a	778
NQ PE Project Colosseum Midco Inc. (Revolver)	438	438
Planful, Inc. (Revolver)	543	n/a
Prototek LLC (Revolver)	288	288
Recorded Future, Inc. (Class A Units)	16	16
Recycled Plastics Industries, LLC (Revolver)	284	284
Relativity ODA LLC (Revolver)	n/a	180
Relevate Health Group, LLC (Revolver)	147	232
Second Avenue SFR Holdings II LLC (Revolver)	n/a	1,552
Seran BioScience, LLC (Delayed Draw)	n/a	1,111
Seran BioScience, LLC (Revolver)	444	444
SFR Holdco 2, LLC (Delayed Draw)	1,086	n/a
SFR Holdco 2, LLC (13.9% of equity commitment)	1,630	n/a
Sparq Holdings, Inc. (Delayed Draw)	n/a	222
Sparq Holdings, Inc. (Revolver)	184	205
Sparq Holdings, Inc. (Delayed Draw)	289	n/a
Spherix Global Inc. (Revolver)	122	122
Sports Operating Holdings II, LLC (Delayed Draw)	1,071	2,157
Sports Operating Holdings II, LLC (Revolver)	519	519
StarCompliance MidCo, LLC (Revolver)	100	132
TigerConnect, Inc. (Delayed Draw)	7	n/a

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	December 31, 2024	December 31, 2023
TigerConnect, Inc. (Delayed Draw)	131	89
TigerConnect, Inc. (Revolver)	429	429
TJ Management HoldCo LLC (Revolver)	1,114	477
V10 Entertainment, Inc. (Revolver)	385	458
V10 Entertainment, Inc. (Common Units)	189	189
Valudor Products LLC (Revolver)	548	1,040
Vhagar Purchaser, LLC (Delayed Draw)	517	517
Vhagar Purchaser, LLC (Revolver)	333	333
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw)	n/a	56
VPS Holdings, LLC (Revolver)	n/a	400
W3 Monroe RE Debt LLC (Delayed Draw)	n/a	98
Whistler Parent Holdings III, Inc. (Delayed Draw)	423	n/a
Whistler Parent Holdings III, Inc. (Revolver)	94	n/a
Witkoff/Monroe 700 JV LLC (Delayed Draw)	n/a	770
XanEdu Publishing, Inc. (Revolver)	742	742
Total Unfunded Portfolio Company Commitments	$38,509	$37,182
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
Note 13. Financial Highlights
The financial highlights for the Company are as follows:

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Per share data:
Net asset value at beginning of year	$9.40	$10.39	$11.51	$11.00	$12.20
Net investment income (1)	1.13	1.07	1.02	1.03	1.45
Net gain (loss) (1)	(0.68)	(1.05)	(1.15)	0.48	(1.37)
Net increase (decrease) in net assets resulting from operations (1)	0.45	0.02	(0.13)	1.51	0.08
Stockholder distributions – income	(1.00)	(1.00)	(1.00)	(1.00)	(1.10)
Stockholder distributions – capital gains	—	—	—	—	—
Stockholder distributions – return of capital	—	—	—	—	—
Effect of share issuance above (below) NAV (2)	—	—	—	—	(0.18)
Effect of share repurchases (2)	—	—	—	—	—
Other (2)	—	(0.01)	0.01	—	—
Net asset value at end of year	$8.85	$9.40	$10.39	$11.51	$11.00
Net assets at end of year	$191,762	$203,724	$225,019	$249,471	$234,434
Shares outstanding at end of year	21,666,340	21,666,340	21,666,340	21,666,340	21,303,540
Per share market value at end of year	$8.50	$7.07	$8.54	$11.22	$8.03
Total return based on market value (3)	36.09%	(6.85)%	(15.20)%	53.26%	(13.86)%
Total return based on average net asset value (4)	6.57%	1.80%	0.58%	14.77%	5.04%
Ratio/Supplemental data: (5)
Ratio of net investment income to average net assets	12.33%	10.84%	9.42%	9.15%	13.32%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets	18.08%	19.14%	14.60%	13.07%	13.68%
Portfolio turnover	18.29%	12.12%	24.93%	41.80%	25.24%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Per share data:
Net asset value at beginning of year	$12.66	$13.77	$14.52	$14.19	$14.05
Net investment income (1)	1.42	1.57	1.40	1.55	1.60
Net gain (loss) (1)	(0.48)	(1.28)	(0.75)	0.13	(0.07)
Net increase (decrease) in net assets from operations (1)	0.94	0.29	0.65	1.68	1.53
Stockholder distributions – income	(1.40)	(1.40)	(1.37)	(1.40)	(1.37)
Stockholder distributions – capital gains	—	—	(0.03)	—	(0.03)
Stockholder distributions – return of capital	—	—	—	—	—
Effect of share issuance above (below) NAV (2)	—	—	—	0.05	—
Effect of share repurchases (2)	—	—	—	—	—
Other (2)	—	—	—	—	0.01
Net asset value at end of year	$12.20	$12.66	$13.77	$14.52	$14.19
Net assets at end of year	$249,357	$258,767	$278,699	$240,850	$184,535
Shares outstanding at end of year	20,444,564	20,444,564	20,239,957	16,581,869	13,008,007
Per share market value at end of year	$10.86	$9.60	$13.75	$15.38	$13.09
Total return based on market value (3)	27.68%	(21.74)%	(1.82)%	28.95%	(0.21)%
Total return based on average net asset value (4)	8.76%	3.06%	4.15%	12.30%	11.33%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	11.38%	11.85%	9.80%	10.81%	11.56%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets	15.35%	9.84%	9.46%	10.81%	11.20%
Portfolio turnover	27.18%	31.53%	39.39%	22.41%	30.70%
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
(4)Total return based on average net asset value is calculated as the change in net asset value per share during the period, divided by the beginning net asset value per share, Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following is a schedule of supplemental ratios for the years presented:

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Ratio of total investment income to average net assets	30.41%	29.98%	24.02%	22.22%	27.00%
Ratio of interest and other debt financing expenses to average net assets	11.01%	10.65%	7.25%	6.63%	7.89%
Ratio of total expenses (excluding incentive fees) to average net assets	16.85%	16.43%	13.09%	12.16%	13.86%
Ratio of incentive fees to average net assets (1)	1.23%	2.71%	1.53%	0.91%	0.00%

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Ratio of total investment income to average net assets	26.73%	21.69%	19.26%	21.62%	22.76%
Ratio of interest and other debt financing expenses to average net assets	7.95%	4.56%	3.13%	3.26%	3.33%
Ratio of total expenses (excluding incentive fees) to average net assets	13.61%	9.19%	7.43%	8.17%	8.31%
Ratio of incentive fees to average net assets (1)	1.74%	0.65%	2.03%	2.64%	2.89%
________________________________________________________
(1)The ratio of waived incentive fees to average net assets was zero, zero, 0.22%, 0.61%, 0.31%, 0.46%, zero, 0.12%, 0.13% and zero for the years presented.

Note 14. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”) and net investment income. In addition to numerous other factors and metrics, the CODM utilizes net income and net investment income as the key metrics in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 15. Subsequent Events
The Company has evaluated subsequent events through February 28, 2025, the date on which the consolidated financial statements were issued.
On October 22, 2024, Monroe Capital announced that certain affiliates, including but not limited to MC Management, Monroe Capital Investment Holdings, L.P. (the parent of MC Advisors), and Monroe Capital Intermediate Holdings, LLC (any such affiliate, collectively, “Monroe”), entered into an equity purchase agreement, dated as of October 21, 2024, pursuant to which Momentum US Bidco LLC (the “Acquiror”), an affiliate of Wendel SE (collectively, with its affiliates, “Wendel”), will acquire a 75% interest in Monroe, which shall constitute a change of control of MC Advisors (the “Adviser Change in Control”).
The consummation of the Adviser Change in Control would have resulted in an assignment and corresponding termination of the current Investment Advisory and Management Agreement in accordance with the requirements of 1940 Act. As such, MC Advisors, and the Board sought approval from the Company’s stockholders of a new investment advisory and management agreement (the “New Investment Advisory and Management Agreement”) and such approval was received from the Company’s stockholders on February 21, 2025. Under the New Investment and Advisory Agreement, there are no changes to the terms, including the fee structure and services to be provided, other than the date and term when compared to the current Investment Advisory and Management Agreement discussed in Note 6. MC Advisors will continue to serve as the investment adviser to the Company and is the counterparty to the New Investment Advisory and Management Agreement, as with the current Investment Advisory and Management Agreement.
The Adviser Change in Control is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. It is anticipated that all of the officers and investment professionals of MC Advisors will remain at MC Advisors following the closing of the transaction.
On February 27, 2025, the Company amended its revolving credit facility to provide additional flexibility for the Company to refinance the 2026 Notes, including, among other things, by modifying the borrowing base treatment of 2026 Notes and allowing for new indebtedness incurred to refinance the 2026 Notes. The size, applicable margin and other significant terms of the credit facility remain unchanged.

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

10.1
Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.2
Amended and Restated Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 6, 2019)

10.3
Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.4
Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.5
License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.6
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on June 30, 2022)

10.7
MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)

10.8
Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated March 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 5, 2019)

10.9
Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated March 20, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00866) filed on March 20, 2019)

10.10
Amendment No. 2 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on October 2, 2019)

10.11
Amendment No. 3 and Limited Waiver to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated May 21, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on May 22, 2020)

10.12
Amendment No. 4 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 30, 2021 (Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 814-00866) filed on March 3, 2022)

10.13
Amendment No. 5 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 27, 2022 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 28, 2022)

10.14
Amendment No. 6 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated June 24, 2024 (filed herewith)

19.1	Insider Trading Policy (filed herewith)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

23.2	Consent of RSM US LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K (File No. 814-00866) filed on March 11, 2024)

99.1	Report of KPMG LLP on Senior Securities Table (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2025

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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	February 28, 2025
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	February 28, 2025
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Thomas J. Allison	Director	February 28, 2025
Thomas J. Allison

/s/ Lynn J. Jerath	Director	February 28, 2025
Lynn J. Jerath

/s/ Jeffrey A. Golman	Director	February 28, 2025
Jeffrey A. Golman

/s/ Robert S. Rubin	Director	February 28, 2025
Robert S. Rubin