Form 10-Q
period 2025-06-30
MONROE CAPITAL Corp
filed 2025-08-11
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 8, 2025, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$261,164	$343,835
Non-controlled affiliate company investments	76,379	80,483
Controlled affiliate company investments	30,157	32,730
Total investments, at fair value (amortized cost of $414,808 and $495,797, respectively)	367,700	457,048
Cash and cash equivalents	2,425	9,044
Interest and dividend receivable	23,461	23,511
Other assets	1,031	1,068
Total assets	394,617	490,671
Liabilities
Debt	$210,300	$293,900
Less: Unamortized debt issuance costs	(1,722)	(1,925)
Total debt, less unamortized debt issuance costs	208,578	291,975
Interest payable	2,768	2,903
Base management fees payable	1,742	1,965
Accounts payable and accrued expenses	1,937	2,066
Total liabilities	215,025	298,909
Commitments and contingencies (See Note 11)
Net Assets
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	297,712	297,712
Accumulated undistributed (overdistributed) earnings	(118,142)	(105,972)
Total net assets	$179,592	$191,762
Total liabilities and total net assets	$394,617	$490,671
Net asset value per share	$8.29	$8.85
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$6,757	$10,973	$14,786	$21,803
Payment-in-kind interest income	983	771	2,116	1,579
Dividend income	69	62	141	121
Other income	54	265	282	302
Total investment income from non-controlled/non-affiliate company investments	7,863	12,071	17,325	23,805
Non-controlled affiliate company investments:
Interest income	573	1,273	1,025	2,461
Payment-in-kind interest income	677	1,328	1,444	2,635
Dividend income	60	55	117	108
Total investment income from non-controlled affiliate company investments	1,310	2,656	2,586	5,204
Controlled affiliate company investments:
Dividend income	700	900	1,600	1,800
Total investment income from controlled affiliate company investments	700	900	1,600	1,800
Total investment income	9,873	15,627	21,511	30,809
Operating expenses:
Interest and other debt financing expenses	3,933	5,780	8,610	11,287
Base management fees	1,742	2,037	3,593	4,085
Incentive fees	—	351	—	1,719
Professional fees	267	199	530	467
Administrative service fees	374	250	727	459
General and administrative expenses	232	243	459	461
Directors’ fees	70	73	132	149
Total operating expenses	6,618	8,933	14,051	18,627
Net investment income before income taxes	3,255	6,694	7,460	12,182
Income tax expense (benefit), including excise taxes	(43)	135	77	153
Net investment income	3,298	6,559	7,383	12,029
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	77	506	(361)	510
Net realized gain (loss)	77	506	(361)	510
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(2,603)	(2,985)	(5,176)	(4,329)
Non-controlled affiliate company investments	(881)	(930)	(610)	(1,733)
Controlled affiliate company investments	(1,760)	108	(2,573)	(24)
Net change in unrealized gain (loss)	(5,244)	(3,807)	(8,359)	(6,086)
Net gain (loss)	(5,167)	(3,301)	(8,720)	(5,576)
Net increase (decrease) in net assets resulting from operations	$(1,869)	$3,258	$(1,337)	$6,453
Per common share data:
Net investment income per share - basic and diluted	$0.15	$0.30	$0.34	$0.56
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.09)	$0.15	$(0.06)	$0.30
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,666	21,666
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at March 31, 2024	21,666	$22	$298,127	$(96,647)	$201,502
Net investment income	—	—	—	6,559	6,559
Net realized gain (loss)	—	—	—	506	506
Net change in unrealized gain (loss)	—	—	—	(3,807)	(3,807)
Distributions to stockholders	—	—	—	(5,416)	(5,416)
Balances at June 30, 2024	21,666	$22	$298,127	$(98,805)	$199,344

Balances at March 31, 2025	21,666	$22	$297,712	$(110,857)	$186,877
Net investment income	—	—	—	3,298	3,298
Net realized gain (loss)	—	—	—	77	77
Net change in unrealized gain (loss)	—	—	—	(5,244)	(5,244)
Distributions to stockholders	—	—	—	(5,416)	(5,416)
Balances at June 30, 2025	21,666	$22	$297,712	$(118,142)	$179,592

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2023	21,666	$22	$298,127	$(94,425)	$203,724
Net investment income	—	—	—	12,029	12,029
Net realized gain (loss)	—	—	—	510	510
Net change in unrealized gain (loss)	—	—	—	(6,086)	(6,086)
Distributions to stockholders	—	—	—	(10,833)	(10,833)
Balances at June 30, 2024	21,666	$22	$298,127	$(98,805)	$199,344

Balances at December 31, 2024	21,666	$22	$297,712	$(105,972)	$191,762
Net investment income	—	—	—	7,383	7,383
Net realized gain (loss)	—	—	—	(361)	(361)
Net change in unrealized gain (loss)	—	—	—	(8,359)	(8,359)
Distributions to stockholders	—	—	—	(10,833)	(10,833)
Balances at June 30, 2025	21,666	$22	$297,712	$(118,142)	$179,592
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,337)	$6,453
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	361	(510)
Net change in unrealized (gain) loss on investments	8,359	6,086
Payment-in-kind interest capitalized	(4,035)	(4,589)
Net accretion of discounts and amortization of premiums	(449)	(502)
Purchases of investments	(19,881)	(45,889)
Proceeds from principal payments and sales of investments	104,993	47,986
Amortization of debt issuance costs	750	654
Changes in operating assets and liabilities:
Interest and dividend receivable	50	(2,312)
Other assets	37	(279)
Interest payable	(135)	(106)
Base management fees payable	(223)	(63)
Incentive fees payable	—	(968)
Accounts payable and accrued expenses	(129)	90
Net cash provided by (used in) operating activities	88,361	6,051
Cash flows from financing activities:
Borrowings on debt	34,500	46,600
Repayments of debt	(118,100)	(42,900)
Debt issuance costs capitalized	(547)	—
Stockholder distributions paid	(10,833)	(10,833)
Net cash provided by (used in) financing activities	(94,980)	(7,133)
Net increase (decrease) in cash and cash equivalents	(6,619)	(1,082)
Cash and cash equivalents, beginning of period	9,044	4,958
Cash and cash equivalents, end of period	$2,425	$3,876
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$7,923	$10,667
Cash paid for income taxes, including excise taxes during the year	$482	$337
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(14)(15)(16)	SF	8.76%	13.08% PIK	6/21/2024	12/31/2027	569	$407	$469	0.3%
Hastings Manufacturing Company		SF	7.60%	11.93%	4/24/2018	12/30/2025	1,767	1,767	1,767	1.0%
Hastings Manufacturing Company		SF	7.60%	11.93%	3/29/2023	12/30/2025	639	639	639	0.4%
Hastings Manufacturing Company		SF	7.60%	11.93%	12/18/2023	12/30/2025	1,966	1,966	1,966	1.1%
Hastings Manufacturing Company (Revolver)	(14)	SF	7.60%	11.93%	3/29/2023	12/30/2025	691	—	—	0.0%
Lifted Trucks Holdings, LLC		SF	5.35%	9.67%	8/2/2021	8/2/2027	6,755	6,701	6,755	3.8%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.35%	9.67%	8/2/2021	8/2/2027	1,667	278	278	0.2%
Panda Acquisition, LLC		SF	9.36%	6.44% Cash/ 7.13% PIK	12/20/2022	10/18/2028	4,595	4,079	3,854	2.1%
							18,649	15,837	15,728	8.9%
Banking
MV Receivables II, LLC	(10)(16)	SF	9.75%	14.07%	7/29/2021	7/29/2026	8,100	7,737	3,959	2.2%
StarCompliance MidCo, LLC		SF	6.10%	10.40%	1/12/2021	1/12/2027	2,000	1,988	2,003	1.1%
StarCompliance MidCo, LLC		SF	6.10%	10.40%	10/12/2021	1/12/2027	335	333	336	0.2%
StarCompliance MidCo, LLC		SF	6.10%	10.40%	5/31/2023	1/12/2027	256	253	257	0.2%
StarCompliance MidCo, LLC		SF	6.10%	10.40%	11/22/2024	1/12/2027	201	199	202	0.1%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	6.10%	10.40%	1/12/2021	1/12/2027	323	174	174	0.1%
							11,215	10,684	6,931	3.9%
Capital Equipment
CGI Automated Manufacturing, LLC		SF	7.43%	11.64%	9/9/2022	12/17/2026	3,775	3,731	3,751	2.1%
CGI Automated Manufacturing, LLC		SF	7.26%	11.56%	9/30/2022	12/17/2026	1,083	1,073	1,076	0.6%
							4,858	4,804	4,827	2.7%
Chemicals, Plastics & Rubber
Valudor Products LLC		SF	7.61%	10.44% Cash/ 1.50% PIK	6/18/2018	12/31/2026	2,097	2,088	2,158	1.2%
Valudor Products LLC	(17)	SF	7.50%	11.94% PIK	6/18/2018	12/31/2026	357	357	329	0.2%
Valudor Products LLC		SF	7.61%	11.94%	12/22/2021	12/31/2026	884	876	1,689	0.9%
Valudor Products LLC (Revolver)	(14)	SF	9.61%	13.94%	6/18/2018	12/31/2026	548	219	209	0.1%
							3,886	3,540	4,385	2.4%
Construction & Building
MEI Buyer LLC		SF	5.00%	9.33%	6/30/2023	6/29/2029	1,965	1,922	1,985	1.1%
MEI Buyer LLC		SF	5.00%	9.33%	1/9/2024	6/30/2029	1,104	1,096	1,115	0.6%
MEI Buyer LLC		SF	5.00%	9.31%	6/30/2023	6/29/2029	314	314	317	0.2%
MEI Buyer LLC (Delayed Draw)	(14)(15)	SF	5.00%	9.33%	3/27/2025	6/29/2029	699	—	—	0.0%
MEI Buyer LLC (Revolver)	(14)	SF	5.00%	9.31%	6/30/2023	6/29/2029	410	56	56	0.0%
TCFIII OWL Buyer LLC		SF	5.61%	9.94%	4/19/2021	4/17/2026	1,968	1,961	1,968	1.1%
TCFIII OWL Buyer LLC		SF	5.61%	9.94%	4/19/2021	4/17/2026	2,403	2,403	2,403	1.3%
TCFIII OWL Buyer LLC		SF	5.61%	9.94%	12/17/2021	4/17/2026	2,157	2,149	2,157	1.2%
							11,020	9,901	10,001	5.5%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
Independence Buyer, Inc.		SF	5.90%	10.18%	8/3/2021	8/3/2026	5,345	$5,319	$4,668	2.6%
Independence Buyer, Inc. (Revolver)	(14)	SF	5.75%	10.07%	8/3/2021	8/3/2026	1,423	89	78	0.0%
Recycled Plastics Industries, LLC		SF	7.35%	11.17% Cash/ 0.50% PIK	8/4/2021	8/4/2026	2,724	2,710	2,717	1.5%
Recycled Plastics Industries, LLC (Revolver)	(14)	SF	7.35%	11.17% Cash/ 0.50% PIK	8/4/2021	8/4/2026	284	—	—	0.0%
							9,776	8,118	7,463	4.1%
Consumer Goods: Non-Durable
The Kyjen Company, LLC		SF	7.75%	10.93% Cash/ 1.00% PIK	5/14/2021	4/3/2026	992	989	915	0.5%
The Kyjen Company, LLC		SF	6.50%	9.82% Cash/ 1.00% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver)	(14)	SF	6.65%	10.97%	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	(16)	SF	10.11%	14.44% PIK	7/18/2024	6/18/2029	287	287	287	0.2%
							1,385	1,277	1,203	0.7%
FIRE: Finance
GC Champion Acquisition LLC		SF	5.00%	9.27%	8/19/2022	8/18/2028	2,490	2,462	2,497	1.4%
GC Champion Acquisition LLC		SF	5.00%	9.27%	8/19/2022	8/18/2028	692	692	694	0.4%
GC Champion Acquisition LLC		SF	5.00%	9.27%	8/1/2023	8/18/2028	2,075	2,033	2,081	1.2%
GC Champion Acquisition LLC (Delayed Draw)	(14)(15)	SF	5.00%	9.27%	12/31/2024	8/18/2028	2,079	1,410	1,414	0.8%
J2 BWA Funding LLC (Revolver)	(10)	n/a	n/a	10.00%	12/24/2020	12/24/2026	1,686	1,686	1,684	0.9%
Liftforward SPV II, LLC	(10)	SF	10.86%	15.19% PIK	11/10/2016	6/30/2025	325	325	264	0.1%
							9,347	8,608	8,634	4.8%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Bluesight, Inc.		SF	6.50%	10.80%	7/17/2023	7/17/2029	2,000	$1,955	$2,019	1.1%
Bluesight, Inc.		SF	6.50%	10.80%	10/15/2024	7/17/2029	261	257	263	0.1%
Bluesight, Inc.		SF	6.50%	10.80%	12/31/2024	7/17/2029	1,739	1,716	1,756	1.0%
Bluesight, Inc. (Revolver)	(14)	SF	6.50%	10.80%	7/17/2023	7/17/2029	348	—	—	0.0%
Dorado Acquisition, Inc.		SF	6.85%	11.17%	6/30/2021	6/30/2026	4,718	4,694	4,623	2.6%
Dorado Acquisition, Inc.		SF	6.90%	11.20%	11/27/2022	6/30/2026	3,911	3,880	3,833	2.1%
Dorado Acquisition, Inc. (Revolver)	(14)	SF	6.85%	11.17%	6/30/2021	6/30/2026	596	—	—	0.0%
Forest Buyer, LLC		SF	5.00%	9.30%	3/15/2024	3/15/2030	3,960	3,878	4,000	2.2%
Forest Buyer, LLC		SF	5.00%	9.30%	8/19/2024	3/15/2030	5,831	5,791	5,889	3.3%
Forest Buyer, LLC (Revolver)	(14)	SF	5.00%	9.30%	3/15/2024	3/15/2030	750	—	—	0.0%
INH Buyer, Inc.	(16)	SF	8.50%	12.90% PIK	6/2/2025	2/27/2026	85	85	19	0.0%
INH Buyer, Inc. (Delayed Draw)	(14)(15)(16)	SF	7.00%	11.40% PIK	6/2/2025	10/31/2025	96	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.75%	9.28%Cash/ 2.75% PIK	2/1/2023	2/1/2029	5,039	4,945	4,844	2.7%
KL Moon Acquisition, LLC		SF	7.75%	9.28% Cash/ 2.75% PIK	2/6/2024	2/1/2029	2,161	2,114	2,077	1.2%
KL Moon Acquisition, LLC		SF	7.75%	9.28% Cash/ 2.75% PIK	2/1/2023	2/1/2029	1,005	1,005	966	0.5%
KL Moon Acquisition, LLC (Revolver)	(14)	SF	7.75%	9.28% Cash/ 2.75% PIK	2/1/2023	2/1/2029	830	559	537	0.3%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	11.45%	10/4/2022	10/4/2028	3,413	3,371	3,051	1.7%
NQ PE Project Colosseum Midco Inc. (Revolver)	(14)	SF	7.15%	11.45%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC		SF	5.50%	9.80%	12/31/2020	7/8/2027	2,394	2,389	2,394	1.3%
Seran BioScience, LLC		SF	5.50%	9.76%	7/8/2022	7/8/2027	539	539	539	0.3%
Seran BioScience, LLC		SF	5.50%	9.74%	8/21/2023	7/8/2027	284	284	284	0.2%
Seran BioScience, LLC (Delayed Draw)	(14)(15)	SF	5.50%	9.80%	2/6/2025	7/8/2027	4,444	—	—	0.0%
Seran BioScience, LLC (Revolver)	(14)	SF	5.50%	9.80%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.		SF	6.90%	11.18%	2/16/2022	2/16/2028	3,000	2,970	3,000	1.7%
TigerConnect, Inc.		SF	6.90%	7.80% Cash/ 3.38% PIK	11/19/2024	2/16/2028	171	169	171	0.1%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	6.90%	7.80% Cash/ 3.38% PIK	11/19/2024	2/16/2028	7	3	3	0.0%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	6.90%	11.18%	2/16/2022	2/16/2028	376	300	300	0.2%
TigerConnect, Inc. (Revolver)	(14)	SF	6.90%	11.18%	2/16/2022	2/16/2028	429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	2,500	2,482	2,461	1.4%
Whistler Parent Holdings III, Inc. (Delayed Draw)	(14)(15)	SF	6.85%	5.43% Cash/ 5.75% PIK	5/28/2024	6/2/2028	866	619	619	0.3%
Whistler Parent Holdings III, Inc. (Revolver)		SF	6.85%	5.43% Cash/ 5.75% PIK	10/25/2024	6/2/2028	435	435	435	0.2%
							53,070	44,440	44,083	24.5%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (Delayed Draw)	(14)(15)(16)	SF	8.11%	12.44% PIK	1/2/2024	1/2/2027	551	$146	$331	0.2%
Douglas Holdings, Inc.		SF	6.13%	10.05% Cash/ 0.38% PIK	8/27/2024	8/27/2030	2,500	2,467	2,503	1.4%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.13%	10.05% Cash/ 0.38% PIK	12/30/2024	8/27/2026	309	118	118	0.1%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.13%	10.05% Cash/ 0.38% PIK	8/27/2024	8/27/2030	543	65	65	0.0%
Douglas Holdings, Inc. (Revolver)	(14)	SF	5.75%	10.05%	8/27/2024	8/27/2030	217	—	—	0.0%
Drawbridge Partners, LLC		SF	6.25%	10.58%	9/1/2022	9/1/2028	3,000	2,964	3,000	1.7%
Drawbridge Partners, LLC (Delayed Draw)	(14)(15)	SF	6.25%	10.58%	9/1/2022	9/1/2028	874	795	795	0.4%
Drawbridge Partners, LLC (Revolver)	(14)	SF	6.25%	10.58%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.		SF	6.60%	6.82% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,274	2,252	2,028	1.1%
Planful, Inc.		SF	6.26%	10.56%	12/28/2018	12/28/2026	9,500	9,500	9,491	5.3%
Planful, Inc.		SF	6.26%	10.56%	9/12/2022	12/28/2026	530	529	530	0.3%
Planful, Inc.		SF	6.26%	10.56%	1/11/2021	12/28/2026	1,326	1,326	1,324	0.7%
Planful, Inc.		SF	6.26%	10.56%	2/11/2022	12/28/2026	884	884	883	0.5%
Planful, Inc.		SF	6.26%	10.56%	4/5/2023	12/28/2026	707	697	706	0.4%
Planful, Inc.		SF	6.26%	10.56%	3/28/2025	12/28/2026	1,455	1,442	1,454	0.8%
Planful, Inc. (Revolver)	(14)	SF	6.26%	10.59%	12/28/2018	12/28/2026	1,105	442	441	0.3%
Sparq Holdings, Inc.		SF	5.75%	9.92%	6/16/2023	6/15/2029	980	958	947	0.5%
Sparq Holdings, Inc.		SF	5.75%	10.05%	6/27/2024	6/25/2029	215	213	208	0.1%
Sparq Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.92%	6/27/2024	6/25/2029	289	—	—	0.0%
Sparq Holdings, Inc.		SF	5.75%	10.05%	6/16/2023	6/15/2029	220	220	212	0.1%
Sparq Holdings, Inc. (Revolver)	(14)	SF	5.75%	10.05%	6/16/2023	6/15/2029	205	116	112	0.1%
Tiugo Group Holdings Corp		SF	5.50%	9.80%	3/28/2025	3/28/2031	7,700	7,588	7,700	4.3%
Tiugo Group Holdings Corp (Delayed Draw)	(14)(15)	SF	5.50%	9.80%	3/28/2025	3/28/2031	1,540	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(14)	SF	5.50%	9.80%	3/28/2025	3/28/2031	770	—	—	0.0%
							38,216	32,722	32,848	18.3%
Media: Advertising, Printing & Publishing
Relevate Health Group, LLC		SF	6.35%	10.67%	9/9/2024	12/31/2026	293	289	291	0.2%
Relevate Health Group, LLC		SF	6.35%	10.67%	11/20/2020	12/31/2026	1,436	1,434	1,429	0.8%
Relevate Health Group, LLC		SF	6.35%	10.67%	11/20/2020	12/31/2026	643	643	639	0.4%
Relevate Health Group, LLC (Revolver)	(14)	SF	6.35%	10.67%	11/20/2020	12/31/2026	316	147	147	0.1%
Spherix Global Inc.		SF	6.36%	10.69%	12/22/2021	12/22/2026	769	765	753	0.4%
Spherix Global Inc. (Revolver)	(14)	SF	6.36%	10.69%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.		SF	6.00%	10.33%	1/28/2020	1/28/2027	4,211	4,211	4,217	2.3%
XanEdu Publishing, Inc.		SF	6.00%	10.33%	8/31/2022	1/28/2027	1,674	1,674	1,676	0.9%
XanEdu Publishing, Inc. (Revolver)	(14)	SF	6.00%	10.33%	1/28/2020	1/28/2027	742	—	—	0.0%
							10,206	9,163	9,152	5.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.59% PIK	2/15/2024	1/31/2028	304	$304	$569	0.3%
							304	304	569	0.3%
Media: Diversified & Production
Chess.com, LLC		SF	6.10%	10.40%	12/31/2021	12/31/2027	5,805	5,750	5,805	3.2%
Chess.com, LLC (Revolver)	(14)	SF	6.10%	10.40%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.		SF	6.75%	11.03%	2/28/2019	11/28/2025	4,260	4,260	4,263	2.4%
Crownpeak Technology, Inc.		SF	6.75%	11.03%	9/27/2022	11/28/2025	1,341	1,340	1,342	0.8%
Crownpeak Technology, Inc.		SF	6.75%	11.03%	2/28/2019	11/28/2025	64	64	64	0.0%
Crownpeak Technology, Inc.		SF	6.75%	11.03%	9/27/2022	11/28/2025	3,550	3,550	3,552	2.0%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	11.03%	2/28/2019	11/28/2025	500	500	500	0.3%
Sports Operating Holdings II, LLC		SF	5.85%	10.18%	11/3/2022	11/3/2027	2,917	2,879	2,918	1.6%
Sports Operating Holdings II, LLC		SF	5.85%	10.18%	11/3/2022	11/3/2027	2,379	2,379	2,379	1.3%
Sports Operating Holdings II, LLC (Revolver)	(14)	SF	5.85%	10.18%	11/3/2022	11/3/2027	1,039	—	—	0.0%
V10 Entertainment, Inc.		SF	7.10%	11.40%	1/12/2023	1/12/2028	3,227	3,172	3,259	1.8%
V10 Entertainment, Inc. (Revolver)	(14)	SF	7.10%	11.42%	1/12/2023	1/12/2028	458	73	73	0.0%
							26,192	23,967	24,155	13.4%
Retail
BLST Operating Company, LLC		SF	7.50%	1.00% Cash/ 10.94% PIK	8/28/2020	8/28/2025	798	570	728	0.4%
							798	570	728	0.4%
Services: Business
Aras Corporation		SF	5.50%	9.80%	4/13/2021	4/13/2029	2,434	2,434	2,458	1.4%
Aras Corporation (Revolver)	(14)	SF	5.50%	9.80%	4/13/2021	4/13/2029	335	128	128	0.1%
Burroughs, Inc.	(19)	SF	8.60%	11.92% Cash/ 1.00% PIK	12/22/2017	n/a	294	294	294	0.2%
Cdata Software, Inc.		SF	5.75%	10.05%	7/18/2024	7/18/2030	6,000	5,908	6,015	3.3%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.05%	7/18/2024	7/18/2030	556	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.05%	7/18/2024	7/18/2030	778	306	306	0.2%
Cdata Software, Inc. (Revolver)	(14)	SF	5.75%	10.05%	7/18/2024	7/18/2030	667	—	—	0.0%
iCIMS, Inc.		SF	6.25%	10.53%	10/24/2022	8/18/2028	2,500	2,473	2,497	1.4%
Kingsley Gate Partners, LLC		SF	6.65%	10.95%	12/9/2022	12/11/2028	587	579	585	0.3%
Kingsley Gate Partners, LLC		SF	6.65%	10.95%	12/9/2022	12/11/2028	188	188	188	0.1%
Kingsley Gate Partners, LLC		SF	6.65%	10.95%	12/9/2022	12/11/2028	272	272	271	0.2%
Kingsley Gate Partners, LLC (Revolver)		SF	6.60%	10.92%	12/9/2022	12/11/2028	240	240	239	0.1%
Northeast Contracting Company, LLC		SF	6.26%	10.59%	8/16/2024	8/16/2029	1,489	1,463	1,488	0.8%
Northeast Contracting Company, LLC (Revolver)	(14)	SF	6.00%	10.28%	8/16/2024	8/16/2029	318	136	136	0.1%
Prototek LLC	(16)	SF	7.85%	7.67% Cash/ 4.50% PIK	12/8/2022	12/8/2027	1,930	1,793	1,561	0.9%
Prototek LLC (Revolver)	(14)(16)	SF	7.85%	7.67% Cash/ 4.50% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Security Services Acquisition Sub Corp.		SF	5.85%	10.18%	3/1/2024	9/30/2027	1,823	1,823	1,810	1.0%
Security Services Acquisition Sub Corp.		SF	5.85%	10.18%	6/17/2024	9/30/2027	5,872	5,872	5,831	3.2%
Security Services Acquisition Sub Corp.		SF	5.85%	10.18%	6/17/2024	9/30/2027	1,801	1,801	1,788	1.0%
							28,372	25,710	25,595	14.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Kar Wash Holdings, LLC		SF	6.26%	10.56%	2/28/2022	2/26/2027	1,551	$1,538	$1,551	0.9%
Kar Wash Holdings, LLC		SF	6.26%	10.56%	2/28/2022	2/26/2027	1,111	1,111	1,111	0.6%
Kar Wash Holdings, LLC		SF	6.26%	10.56%	8/3/2022	2/26/2027	2,620	2,620	2,620	1.5%
Kar Wash Holdings, LLC		SF	6.26%	10.56%	10/3/2024	2/28/2027	3,164	3,107	3,171	1.8%
Kar Wash Holdings, LLC		SF	6.26%	10.56%	5/9/2024	2/26/2027	2,904	2,904	2,910	1.6%
Kar Wash Holdings, LLC (Delayed Draw)	(14)(15)	SF	6.26%	10.59%	10/3/2024	2/28/2027	2,659	1,749	1,752	1.0%
Kar Wash Holdings, LLC (Revolver)	(14)	SF	6.11%	10.44%	2/28/2022	2/26/2027	952	305	305	0.2%
							14,961	13,334	13,420	7.6%
Telecommunications
American Broadband and Telecommunications Company LLC	(19)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	n/a	1,337	1,337	1,373	0.8%
American Broadband and Telecommunications Company LLC (Revolver)	(14)(19)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	n/a	500	127	127	0.1%
Calabrio, Inc.		SF	5.50%	9.83%	4/16/2021	4/16/2027	3,366	3,336	3,366	1.9%
Calabrio, Inc.		SF	5.50%	9.83%	12/19/2023	4/16/2027	494	494	497	0.3%
Calabrio, Inc. (Revolver)	(14)	SF	5.50%	9.83%	4/16/2021	4/16/2027	409	175	175	0.1%
							6,106	5,469	5,538	3.2%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							248,361	218,448	215,260	120.1%

Unitranche Secured Loans (6)
Services: Business
ASG II, LLC		SF	6.40%	10.68%	5/25/2022	5/25/2028	1,900	1,878	1,898	1.1%
ASG II, LLC		SF	6.40%	10.68%	5/25/2022	5/25/2028	285	285	285	0.2%
							2,185	2,163	2,183	1.3%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							2,185	2,163	2,183	1.3%

Junior Secured Loans
Automotive
BTR Opco LLC	(16)	n/a	n/a	7.50% PIK	9/30/2024	12/31/2027	711	658	529	0.3%
BTR Opco LLC	(16)	n/a	n/a	5.00% PIK	9/30/2024	12/31/2027	3,664	3,390	—	0.0%
							4,375	4,048	529	0.3%
Consumer Goods: Non-Durable
Thrasio, LLC	(16)	SF	10.11%	14.44% PIK	7/18/2024	6/18/2029	881	881	661	0.4%
							881	881	661	0.4%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	7,680	7,680	7,680	4.3%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	1,328	1,328	1,329	0.7%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	2,384	2,384	2,384	1.3%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	348	348	348	0.2%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	1,634	1,634	1,634	0.9%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	1,184	1,184	1,184	0.7%
							14,558	14,558	14,559	8.1%
High Tech Industries
Arcserve Cayman Opco LP	(16)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2028	161	150	184	0.1%
Arcserve Cayman Opco LP	(16)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2028	165	150	188	0.1%
Arcserve Cayman Opco LP	(16)	n/a	n/a	n/a	3/16/2021	3/16/2027	370	363	—	0.0%
							696	663	372	0.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
INH Buyer, Inc.	(16)	SF	7.00%	11.40% PIK	6/30/2021	6/28/2028	3,026	$3,007	$691	0.4%
Whistler Parent Holdings III, Inc.		SF	6.85%	5.43% Cash/ 5.75% PIK	10/25/2024	6/2/2028	5,817	5,765	3,659	2.0%
							8,843	8,772	4,350	2.4%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	637	637	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	11/4/2019	n/a	122	122	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	200	200	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	76	76	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.54% PIK	7/31/2023	1/31/2028	528	528	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.54% PIK	7/31/2023	1/31/2028	671	671	177	0.1%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.54% PIK	7/31/2023	1/31/2028	203	203	54	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.54% PIK	9/8/2023	1/31/2028	353	353	93	0.1%
							2,790	2,790	324	0.2%
Retail
Forman Mills, Inc.	(16)	n/a	n/a	5.00% PIK	4/27/2023	6/20/2028	1,308	1,308	971	0.5%
							1,308	1,308	971	0.5%
Services: Consumer
Education Corporation of America	(16)(19)	P	12.00%	19.50% PIK	9/3/2015	n/a	833	830	2,208	1.2%
							833	830	2,208	1.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							34,284	33,850	23,974	13.3%

Equity Investments (7) (11) (12)
Automotive
BTR Opco LLC (fka Born to Run, LLC) (242 Class A common units)		—	—	—	6/21/2024	—	—	248	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A shares)	(13)	—	—	—	8/2/2021	—	—	111	179	0.1%
								359	179	0.1%
Banking
MV Receivables II, LLC (1,458 shares of common stock)	(10)(13)	—	—	—	7/29/2021	—	—	600	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity)	(10)(13)	—	—	—	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units)	(13)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	—	0.0%
								501	—	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)		—	—	—	8/3/2021	—	—	81	—	0.0%
								81	—	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (1,081,253 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (15,882 shares of common stock)		—	—	—	6/18/2024	—	—	1,616	—	0.0%
								1,616	—	0.0%
Construction & Building
MEI Buyer LLC (178 shares of common stock)		—	—	—	6/30/2023	—	—	178	347	0.2%
								178	347	0.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	$67	$51	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	41	0.0%
								67	92	—%
FIRE: Finance
J2 BWA Funding LLC (0.3% profit sharing)	(10)(13)	—	—	—	12/24/2020	—	—	—	52	0.0%
								—	52	0.0%
FIRE: Real Estate
Residential Homes for Rent LLC (420,880 Series A preferred units)	(10)(13)	—	—	—	3/5/2024	—	—	1,819	1,611	0.9%
Residential Homes for Rent LLC (warrant to purchase up to 0.9% of the equity)	(10)(13)	—	—	—	3/5/2024	3/5/2034	—	—	539	0.3%
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(13)	—	—	—	7/2/2021	—	—	2	4,517	2.5%
								1,821	6,667	3.7%
Healthcare & Pharmaceuticals
Bluesight, Inc. (35 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	35	35	0.0%
Bluesight, Inc. (18,841 Class B common units)		—	—	—	7/17/2023	—	—	—	2	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)		—	—	—	6/30/2021	—	—	206	162	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)		—	—	—	6/30/2021	—	—	—	—	0.0%
Forest Buyer, LLC (300 Class A units)	(13)	n/a	n/a	8.00% PIK	3/15/2024	—	—	250	250	0.1%
Forest Buyer, LLC (300 Class B units)	(13)	—	—	—	3/15/2024	—	—	—	309	0.2%
INH Buyer, Inc. (1,627,888 A-1 units)		—	—	—	12/16/2024	—	—	—	—	0.0%
INH Buyer, Inc. (2 preferred stock)		—	—	—	12/16/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)		—	—	—	1/31/2023	—	—	505	132	0.1%
NationsBenefits, LLC (120,760 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	816	1,770	1.0%
NationsBenefits, LLC (106,667 common units)	(13)	—	—	—	8/20/2021	—	—	153	918	0.5%
NQ PE Project Colosseum Midco Inc. (327,133 common units)		—	—	—	10/4/2022	—	—	340	33	0.0%
Vero Biotech Inc. (warrant to purchase up to 0.2% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	15	0.0%
Whistler Parent Holdings III, Inc. (111,208 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (24,875 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								2,305	3,626	2.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (59,211 Class A common units)		—	—	—	1/2/2024	—	—	$—	$—	0.0%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (110,294 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (59,211 Class A common units)		—	—	—	3/16/2021	—	—	4,119	745	0.4%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (110,294 Class B common units)		—	—	—	1/2/2024	—	—	—	1,387	0.8%
Douglas Holdings, Inc. (57,588 Class A common units)		—	—	—	8/27/2024	—	—	58	62	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)		—	—	—	9/1/2022	—	—	130	166	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	1,324	0.7%
Planful, Inc. (35,791 Class B units)		—	—	—	5/3/2023	—	—	—	52	0.0%
Recorded Future, Inc. (80,486 Class A units)		—	—	—	7/3/2019	—	—	—	13	0.0%
Sparq Holdings, Inc. (300,000 common units)		—	—	—	6/15/2023	—	—	300	186	0.1%
								5,080	3,935	2.1%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(13)	—	—	—	12/31/2020	—	—	111	151	0.1%
								111	151	0.1%
Media: Advertising, Printing & Publishing
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity)	(10)(18)	—	—	—	9/18/2015	9/18/2025	—	—	1,326	0.7%
Relevate Health Group, LLC (40 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	40	15	0.0%
Relevate Health Group, LLC (6 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	6	6	0.0%
Relevate Health Group, LLC (40 Class B common units)		—	—	—	11/20/2020	—	—	—	—	0.0%
Relevate Health Group, LLC (6 Class X common units)		—	—	—	11/14/2024	—	—	—	—	0.0%
Spherix Global Inc. (13 Class A-2 units)		—	—	—	6/10/2024	—	—	13	17	0.0%
Spherix Global Inc. (81 Class A units)		—	—	—	12/22/2021	—	—	81	—	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	49	170	0.1%
								189	1,534	0.8%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)		—	—	—	7/31/2023	—	—	1,480	—	0.0%
								1,480	—	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (304,538 Class A units)	(13)	—	—	—	1/4/2019	—	—	312	388	0.2%
Chess.com, LLC (2 Class A units)	(13)	—	—	—	12/31/2021	—	—	87	60	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)		—	—	—	1/12/2023	—	—	203	149	0.1%
								602	597	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Retail
BLST Operating Company, LLC (139,883 Class A units)	(13)	—	—	—	8/28/2020	—	—	$712	$—	0.0%
								712	—	0.0%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)		—	—	—	11/1/2017	—	—	395	826	0.5%
Northeast Contracting Company, LLC (1,072,940 Class A-2 units)	(13)	—	—	—	8/16/2024	—	—	1,073	1,040	0.6%
								1,468	1,866	1.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (146,770 Class A common units)	(13)	—	—	—	11/15/2023	—	—	—	10	0.0%
Express Wash Acquisition Company, LLC (147 Class A preferred units)	(13)	—	—	—	11/15/2023	—	—	151	12	0.0%
Express Wash Acquisition Company, LLC (31 Class B common units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	7	0.0%
Express Wash Acquisition Company, LLC (31,200 Class B preferred units)	(13)	—	—	—	11/15/2023	—	—	—	2	0.0%
Express Wash Acquisition Company, LLC (36.8 Class A-1 preferred units)	(13)	—	—	—	4/10/2025	—	—	37	45	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(13)	—	—	—	1/4/2021	—	—	253	229	0.1%
IDIG Parent, LLC (43,404 Class X common units)	(13)	—	—	—	6/23/2025	—	—	44	43	0.0%
Kar Wash Holdings, LLC (17,988 Class A units)		—	—	—	6/27/2023	—	—	26	34	0.0%
Kar Wash Holdings, LLC (99,807 preferred units)		—	—	—	2/28/2022	—	—	103	158	0.1%
								8,137	540	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	6/10/2022	6/10/2032	—	42	18	0.0%
								42	18	—%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)		—	—	—	12/15/2017	—	—	152	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)		—	—	—	8/27/2021	—	—	61	45	0.0%
Nearly Natural, Inc. (62,034 Class AAA units)		—	—	—	8/5/2024	—	—	62	98	0.1%
								275	143	0.1%
Total Non-Controlled/Non-Affiliate Equity Investments								25,987	19,747	10.7%
Total Non-Controlled/Non-Affiliate Company Investments								$280,448	$261,164	145.4%

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.50%	9.83%	9/9/2020	12/31/2026	636	$95	$95	0.1%
							636	95	95	0.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
American Community Homes, Inc.		SF	0.11%	4.44% PIK	7/22/2014	12/31/2026	13,862	$13,862	$8,304	4.6%
American Community Homes, Inc.		SF	0.11%	4.44% PIK	7/22/2014	12/31/2026	6,820	6,820	4,085	2.3%
American Community Homes, Inc.		SF	0.11%	4.44% PIK	5/24/2017	12/31/2026	840	841	503	0.3%
American Community Homes, Inc.		SF	0.11%	4.44% PIK	8/10/2018	12/31/2026	3,090	3,090	1,850	1.0%
American Community Homes, Inc.		SF	0.11%	4.44% PIK	3/29/2019	12/31/2026	5,720	5,720	3,427	1.9%
American Community Homes, Inc.		SF	0.11%	4.44% PIK	9/30/2019	12/31/2026	27	25	15	0.0%
American Community Homes, Inc.		SF	0.11%	4.44% PIK	12/30/2019	12/31/2026	131	131	78	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	0.11%	4.44% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(10)(19)(21)	P	9.46%	16.96% PIK	10/20/2017	n/a	13,242	13,242	13,716	7.6%
HFZ Capital Group LLC	(10)(19)(21)	P	9.46%	16.96% PIK	10/20/2017	n/a	4,758	4,758	4,927	2.8%
MC Asset Management (Corporate), LLC	(10)(21)	SF	15.00%	19.30% PIK	1/26/2021	1/26/2029	13,411	13,411	13,411	7.5%
MC Asset Management (Corporate), LLC	(10)(21)	SF	15.00%	19.30% PIK	4/26/2021	1/26/2029	3,997	3,998	3,998	2.2%
							68,398	65,898	54,314	30.2%
Services: Consumer
NECB Collections, LLC (Revolver)	(14)(16)(19)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	422	0.2%
							1,356	1,312	422	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							70,390	67,305	54,831	30.5%

Junior Secured Loans (8)
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,598	3.1%
SFR Holdco 2, LLC (Delayed Draw)	(10)(14)(15)	n/a	n/a	8.00%	10/24/2024	10/23/2029	2,925	2,110	2,107	1.2%
							8,775	7,960	7,705	4.3%
Total Non-Controlled Affiliate Company Junior Secured Loans							8,775	7,960	7,705	4.3%

Equity Investments (8) (11) (12)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(13)	—	—	—	9/9/2020	—	—	1,631	2,809	1.6%
								1,631	2,809	1.6%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)		—	—	—	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(10)(13)(21)	—	—	—	6/11/2019	—	—	793	—	0.0%
SFR Holdco, LLC (24.4% of equity commitment)	(10)	—	—	—	8/6/2021	—	—	3,900	4,916	2.7%
SFR Holdco 2, LLC (13.9% of equity commitment)	(10)(20)	—	—	—	10/24/2024	—	—	1,407	1,464	0.8%
								6,100	6,380	3.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,604	0.9%
Familia Dental Group Holdings, LLC (1,525 Class A units)	(13)	—	—	—	4/8/2016	—	—	5,224	3,050	1.7%
								7,256	4,654	2.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(13)	—	—	—	6/21/2019	—	—	$1,458	$—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Investments								16,445	13,843	7.7%
Total Non-Controlled Affiliate Company Investments								$91,710	$76,379	42.5%

Controlled Affiliate Company Investments (9)
Equity Investments
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests)	(10)	—	—	—	10/31/2017	—	—	$42,650	$30,157	16.8%
Total Controlled Affiliate Equity Investments								42,650	30,157	16.8%
Total Controlled Affiliate Company Investments								$42,650	$30,157	16.8%

TOTAL INVESTMENTS								$414,808	$367,700	204.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(unaudited)
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts
There were no foreign currency forward contracts held as of June 30, 2025.
________________________________________________________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate ("Prime" or "P"), each of which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR, LIBOR or Prime, as applicable, and the current contractual interest rate in effect at June 30, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(3)Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2025 represented 204.7% of the Company’s net assets or 93.2% of the Company’s total assets, are subject to legal restrictions on sales.
(4)Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)Percentages are based on net assets of $179,592 as of June 30, 2025.
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
(10)This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets totaled 27.6% of the Company’s total assets.
(11)Investments without an interest rate are non-income producing.
(12)Ownership of certain equity investments may occur through a holding company or partnership.
(13)Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(14)All or a portion of this commitment was unfunded at June 30, 2025. As such, interest is earned only on the funded portion of this commitment.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2025
(in thousands, except for shares and units)
(15)This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(16)This position was on non-accrual status as of June 30, 2025, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(17)This investment represents a note convertible to preferred shares of the borrower.
(18)The headquarters of this portfolio company is located in Singapore.
(19)This is a demand note with no stated maturity.
(20)As of June 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $543.
(21)The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2021. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments. The Company has recorded a portion of the contractual interest based on expected future cash flows.
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

Equity Investments (7) (11) (12)
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

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Thrasio, LLC (1,081,253 units)		—	—	—	6/18/2024	—	—	$—	$—	0.0%
Thrasio, LLC (15,882 shares of common stock)		—	—	—	6/18/2024	—	—	1,616	437	0.2%
								1,616	437	0.2%
Construction & Building
MEI Buyer LLC (178 shares of common stock)		—	—	—	6/30/2023	—	—	178	267	0.1%
								178	267	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	67	306	0.2%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	214	0.1%
								67	520	0.3%
FIRE: Finance
Binah Capital Group, Inc. (fka PKS Holdings, LLC) (20,600 shares of common stock)	(10)(20)	—	—	—	3/15/2024	—	—	139	61	0.0%
J2 BWA Funding LLC (0.3% profit sharing)	(10)(13)	—	—	—	12/24/2020	—	—	—	50	0.0%
								139	111	0.0%
FIRE: Real Estate
Residential Homes for Rent LLC (255,311 Series A preferred units)	(10)(13)	—	—	—	3/5/2024	—	—	1,114	950	0.5%
Residential Homes for Rent LLC (warrant to purchase up to 0.7% of the equity)	(10)(13)	—	—	—	3/5/2024	3/5/2034	—	—	443	0.2%
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(13)	—	—	—	7/2/2021	—	—	2	3,721	1.9%
								1,116	5,114	2.6%
Healthcare & Pharmaceuticals
Bluesight, Inc. (35 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	35	35	0.0%
Bluesight, Inc. (18,841 Class B common units)		—	—	—	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)		—	—	—	6/30/2021	—	—	207	139	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)		—	—	—	6/30/2021	—	—	—	—	0.0%
Forest Buyer, LLC (300 Class A units)	(13)	n/a	n/a	8.00% PIK	3/15/2024	—	—	250	232	0.1%
Forest Buyer, LLC (300 Class B units)	(13)	—	—	—	3/15/2024	—	—	—	234	0.1%
INH Buyer, Inc. (1,627,888 A-1 units)		—	—	—	12/16/2024	—	—	—	—	0.0%
INH Buyer, Inc. (2 preferred stock)		—	—	—	12/16/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)		—	—	—	1/31/2023	—	—	505	115	0.1%
NationsBenefits, LLC (120,760 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	816	1,803	0.9%
NationsBenefits, LLC (106,667 common units)	(13)	—	—	—	8/20/2021	—	—	153	916	0.5%
NQ PE Project Colosseum Midco Inc. (327,133 common units)		—	—	—	10/4/2022	—	—	327	67	0.0%
Vero Biotech Inc. (warrant to purchase up to 0.2% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	15	0.0%
Whistler Parent Holdings III, Inc. (111,208 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (24,875 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								2,293	3,556	1.8%

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

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)		—	—	—	11/1/2017	—	—	$395	$909	0.5%
Northeast Contracting Company, LLC (1,072,940 Class A-2 units)	(13)	—	—	—	8/16/2024	—	—	1,073	1,089	0.6%
								1,468	1,998	1.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A common units)	(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	14	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units)	(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units)	(13)	—	—	—	11/15/2023	—	—	151	—	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(13)(21)	—	—	—	1/4/2021	—	—	251	240	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)		—	—	—	2/28/2022	—	—	103	124	0.1%
Kar Wash Holdings, LLC (17,988 preferred units)		—	—	—	6/27/2023	—	—	26	29	0.0%
								8,054	407	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	6/10/2022	6/10/2032	—	42	34	0.0%
								42	34	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (7,826 preferred units)		—	—	—	3/18/2024	—	—	196	199	0.1%
								196	199	0.1%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)		—	—	—	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)		—	—	—	8/27/2021	—	—	61	51	0.0%
Nearly Natural, Inc. (62,034 Class AAA units)		—	—	—	8/5/2024	—	—	62	109	0.1%
								276	160	0.1%
Total Non-Controlled/Non-Affiliate Equity Investments								25,565	19,308	9.8%
Total Non-Controlled/Non-Affiliate Company Investments								$357,943	$343,835	179.2%

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.61%	10.20%	9/9/2020	9/30/2025	1,114	—	—	0.0%
							1,114	—	—	0.0%

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

Equity Investments (8) (11) (12)
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

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	$2,032	$1,760	0.9%
Familia Dental Group Holdings, LLC (1,525 Class A units)	(13)	—	—	—	4/8/2016	—	—	5,224	3,023	1.6%
								7,256	4,783	2.5%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)		—	—	—	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(13)	—	—	—	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Investments								15,902	13,520	7.1%
Total Non-Controlled Affiliate Company Investments								$95,204	$80,483	42.0%

Controlled Affiliate Company Investments (9)
Equity Investments
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests)	(10)	—	—	—	10/31/2017	—	—	$42,650	$32,730	17.1%
Total Controlled Affiliate Equity Investments								42,650	32,730	17.1%
Total Controlled Affiliate Company Investments								$42,650	$32,730	17.1%

TOTAL INVESTMENTS								$495,797	$457,048	238.3%

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
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate ("Prime" or "P"), each of which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR, LIBOR or Prime, as applicable, and the current contractual interest rate in effect at December 31, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
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
(11)Investments without an interest rate are non-income producing.
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
On October 21, 2024, certain affiliates, including but not limited to Monroe Capital Management Advisors, LLC (“MC Management”), Monroe Capital Investment Holdings, L.P. (the parent of MC Advisors), and Monroe Capital Intermediate Holdings, LLC (any such affiliate, collectively, “Monroe”), entered into an equity purchase agreement, pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE (collectively, with its affiliates, “Wendel”), agreed to acquire a 75% interest in Monroe, which would constitute a change of control of MC Advisors (the “Adviser Change in Control”). The Adviser Change in Control became effective on March 31, 2025. See Note 6 for additional information.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and six months ended June 30, 2025, the Company did not receive return of capital distributions from its equity investments. For both the three and six months ended June 30, 2024, the Company received return of capital distributions from its equity investments of $6.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $2,223 and $2,975 as of June 30, 2025 and December 31, 2024, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2025 totaled $28 and $212, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2024 totaled $157 and $568, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.
The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2025	2024
Interest income	$6,864	$11,850
PIK interest income	1,660	2,099
Dividend income (1)	829	1,017
Other income	54	265
Prepayment gain (loss)	288	145
Accretion of discounts and amortization of premiums	178	251
Total investment income	$9,873	$15,627

	Six months ended June 30,
	2025	2024
Interest income	$14,830	$23,512
PIK interest income	3,560	4,214
Dividend income (2)	1,858	2,029
Other income	282	302
Prepayment gain (loss)	532	250
Accretion of discounts and amortization of premiums	449	502
Total investment income	$21,511	$30,809
________________________________________________________
(1)During the three months ended June 30, 2025 and 2024, dividend income includes PIK dividends of $122 and $116, respectively.
(2)During the six months ended June 30, 2025 and 2024, dividend income includes PIK dividends of $240 and $229, respectively.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of both June 30, 2025 and December 31, 2024, there were ten borrowers with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $13,373 and $15,723 at June 30, 2025 and December 31, 2024, respectively.
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
Segment Reporting

In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. See Note 13 for additional information on the Company’s segment accounting policies.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $1,722 and $1,925 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and six months ended June 30, 2025 was $401 and $750, respectively. Amortization of debt issuance costs for the three and six months ended June 30, 2024 was $327 and $654, respectively.
Offering Costs
Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized debt issuance costs on the consolidated statements of assets and liabilities as noted above. As of both June 30, 2025 and December 31, 2024, other assets on the consolidated statements of assets and liabilities included $262 of deferred offering costs, respectively, which will be charged against the proceeds from future debt or equity offerings when completed.
Investments Denominated in Foreign Currency
As of both June 30, 2025 and December 31, 2024, the Company held no investments denominated in a foreign currency.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Income Taxes
The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders.
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company’s capital gain exceeds the Company’s capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 0% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2025 the Company recorded a net expense (benefit) on the consolidated statements of operations of $(49) and $70, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2024 the Company recorded a net expense on the consolidated statements of operations of $155 and $166, respectively, for U.S. federal excise tax. As of June 30, 2025 and December 31, 2024, the Company had a receivable of $89 and a payable of $316 for U.S. federal excise taxes, respectively. These amounts were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2025 the Company recorded a net tax expense of $6 and $7, respectively, on the consolidated statements of operations for these subsidiaries. For the three and six months ended June 30, 2024 the Company recorded a net tax expense (benefit) of $(20) and $(13), respectively, on the consolidated statements of operations for these subsidiaries. As of both June 30, 2025 and December 31, 2024, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2025. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2025, except as disclosed in Note 14.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09; however, the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Amortized Cost:
Senior secured loans	$285,753	68.9%	$372,074	75.0%
Unitranche secured loans	2,163	0.5	3,835	0.8
Junior secured loans	41,810	10.1	35,771	7.2
LLC equity interest in SLF	42,650	10.3	42,650	8.6
Equity investments	42,432	10.2	41,467	8.4
Total	$414,808	100.0%	$495,797	100.0%

	June 30, 2025		December 31, 2024
Fair Value:
Senior secured loans	$270,091	73.5%	$357,994	78.3%
Unitranche secured loans	2,183	0.6	3,862	0.8
Junior secured loans	31,679	8.6	29,634	6.5
LLC equity interest in SLF	30,157	8.2	32,730	7.2
Equity investments	33,590	9.1	32,828	7.2
Total	$367,700	100.0%	$457,048	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2025		December 31, 2024
Amortized Cost:
United States
Midwest	$172,053	41.5%	$178,051	35.9%
Northeast	93,328	22.5	103,354	20.8
Northwest	—	—	3,928	0.8
Southeast	71,381	17.2	116,087	23.5
Southwest	8,547	2.1	12,622	2.5
West	69,499	16.7	81,755	16.5
International (1)	—	—	—	—
Total	$414,808	100.0%	$495,797	100.0%
___________________________________________________
(1)Includes one equity investment with no cost basis as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025		December 31, 2024
Fair Value:
United States
Midwest	$142,353	38.7%	$152,880	33.4%
Northeast	84,604	23.0	94,766	20.7
Northwest	—	—	4,030	0.9
Southeast	64,628	17.6	111,115	24.4
Southwest	8,738	2.4	13,186	2.9
West	66,051	18.0	79,683	17.4
International	1,326	0.3	1,388	0.3
Total	$367,700	100.0%	$457,048	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Amortized Cost:
Automotive	$20,244	4.9%	$20,188	4.1%
Banking	11,647	2.8	11,689	2.4
Beverage, Food & Tobacco	1,726	0.4	4,554	0.9
Capital Equipment	4,804	1.2	4,809	1.0
Chemicals, Plastics & Rubber	4,041	1.0	3,784	0.8
Construction & Building	10,079	2.4	10,094	2.0
Consumer Goods: Durable	8,199	2.0	8,444	1.7
Consumer Goods: Non-Durable	3,774	0.9	3,857	0.8
Environmental Industries	67	0.0 *	67	0.0*
FIRE: Finance	8,608	2.1	12,675	2.6
FIRE: Real Estate	96,337	23.2	90,397	18.2
Healthcare & Pharmaceuticals	62,773	15.1	83,481	16.8
High Tech Industries	38,465	9.3	42,841	8.6
Hotels, Gaming & Leisure	111	0.0 *	111	0.0 *
Investment Funds & Vehicles	42,650	10.3	42,650	8.6
Media: Advertising, Printing & Publishing	9,352	2.3	10,636	2.1
Media: Broadcasting & Subscription	4,574	1.1	4,574	0.9
Media: Diversified & Production	24,569	5.9	43,554	8.8
Retail	2,590	0.6	2,534	0.5
Services: Business	29,341	7.1	50,740	10.2
Services: Consumer	25,071	6.0	32,552	6.6
Telecommunications	5,511	1.3	5,496	1.1
Transportation: Cargo	—	—	5,794	1.2
Wholesale	275	0.1	276	0.1
Total	$414,808	100.0%	$495,797	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

	June 30, 2025		December 31, 2024
Fair Value:
Automotive	$16,436	4.5%	$16,267	3.6%
Banking	6,931	1.9	7,861	1.7
Beverage, Food & Tobacco	2,904	0.8	6,027	1.3
Capital Equipment	4,827	1.3	4,853	1.1
Chemicals, Plastics & Rubber	4,385	1.2	4,864	1.1
Construction & Building	10,348	2.8	10,334	2.3
Consumer Goods: Durable	7,463	2.0	8,263	1.8
Consumer Goods: Non-Durable	1,864	0.5	2,467	0.4
Environmental Industries	92	0.0 *	520	0.1
FIRE: Finance	8,686	2.4	12,789	2.8
FIRE: Real Estate	89,625	24.4	83,037	18.2
Healthcare & Pharmaceuticals	56,713	15.5	79,784	17.5
High Tech Industries	37,155	10.1	41,240	9.0
Hotels, Gaming & Leisure	151	0.0 *	144	0.0 *
Investment Funds & Vehicles	30,157	8.2	32,730	7.2
Media: Advertising, Printing & Publishing	10,686	2.9	12,035	2.6
Media: Broadcasting & Subscription	893	0.2	1,156	0.3
Media: Diversified & Production	24,752	6.7	43,717	9.6
Retail	1,699	0.5	2,036	0.4
Services: Business	29,644	8.1	51,175	11.2
Services: Consumer	16,590	4.5	24,113	5.3
Telecommunications	5,556	1.5	5,586	1.2
Transportation: Cargo	—	—	5,890	1.3
Wholesale	143	0.0*	160	0.0*
Total	$367,700	100.0%	$457,048	100.0%
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
SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both June 30, 2025 and December 31, 2024, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both June 30, 2025 and December 31, 2024, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
As of both June 30, 2025 and December 31, 2024, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both June 30, 2025 and December 31, 2024, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of June 30, 2025 and December 31, 2024, the Company’s investment in SLF had a fair value of $30,157 and $32,730, respectively.
For the three and six months ended June 30, 2025 the Company received $700 and $1,600, respectively, of dividend income from its LLC equity interest in SLF. For the three and six months ended June 30, 2024 the Company received $900 and $1,800, respectively, of dividend income from its LLC equity interest in SLF.
SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). Under the terms of the amended SLF Credit Facility, SLF was permitted to reinvest available cash and make new borrowings under the SLF Credit Facility through February 21, 2025. Prior to the reinvestment period end date, the SLF Credit Facility allowed SLF SPV to borrow up to $110,000 (reduced from $175,000 on June 9, 2023), subject to leverage and borrowing base restrictions. As of June 30, 2025 and December 31, 2024, the aggregate commitment and principal amounts outstanding were $15,242 and $38,214, respectively. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of June 30, 2025 and December 31, 2024, the SLF Credit Facility was accruing a weighted average interest rate of 6.7% and 6.9%, respectively.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2025, SLF incurred $51 and $105 of allocable expenses, respectively. For the three and six months ended June 30, 2024, SLF incurred $41 and $86 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.
As of June 30, 2025 and December 31, 2024, SLF had total assets at fair value of $75,899 and $104,159, respectively. As of June 30, 2025 and December 31, 2024, SLF had seven and four portfolio company investments on non-accrual status with a fair value of $5,560 and $5,184, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2025 and December 31, 2024, SLF had $1,128 and $1,591, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Secured loans (1)	70,941	101,624
Weighted average current interest rate on secured loans (2)	8.7%	9.3%
Number of portfolio company investments in SLF	28	36
Largest portfolio company investment (1)	4,829	4,900
Total of five largest portfolio company investments (1)	22,520	23,901
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	7.85%	5.40% Cash/ 6.75% PIK	2/26/2027	3,169	$3,087
Trident Maritime Systems, Inc.		SF	7.85%	5.40% Cash/ 6.75% PIK	2/26/2027	138	134
Trident Maritime Systems, Inc. (Revolver)		SF	7.85%	5.41% Cash/ 6.75% PIK	2/26/2027	321	312
						3,628	3,533
Automotive
Accelerate Auto Works Intermediate, LLC		SF	5.15%	9.48%	12/1/2027	1,336	1,318
Accelerate Auto Works Intermediate, LLC		SF	5.15%	9.43%	12/1/2027	382	377
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	5.15%	9.45%	12/1/2027	132	64
						1,850	1,759
Capital Equipment
MacQueen Equipment, LLC		SF	5.51%	9.81%	1/7/2028	2,025	2,025
MacQueen Equipment, LLC		SF	5.51%	9.81%	1/7/2028	444	444
MacQueen Equipment, LLC (Revolver)	(4)	P	4.25%	11.75%	1/7/2028	296	—
						2,765	2,469
Chemicals, Plastics & Rubber
New Spartech Holdings, LLC (fka TJC Spartech Acquisition Corp.)	(5)	SF	7.00%	11.31%	3/31/2030	412	412
New Spartech Holdings, LLC (fka TJC Spartech Acquisition Corp.)	(5)	SF	5.25%	9.56%	9/30/2030	673	673
Phoenix Chemical Holding Company LLC		SF	7.11%	11.44%	10/3/2025	1,135	529
						2,220	1,614
Consumer Goods: Durable
Runner Buyer INC.	(5)	SF	5.61%	9.94%	10/23/2028	2,910	565
						2,910	565
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	9.61%	9.94% Cash/ 4.00% PIK	8/15/2026	2,894	2,503
PVHC Holding Corp		SF	6.40%	9.95% Cash/ 0.75% PIK	2/17/2027	1,888	1,871
						4,782	4,374
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	9.44%	6/22/2026	2,249	2,230
Offen, Inc.		SF	5.11%	9.44%	6/22/2026	845	838
						3,094	3,068
FIRE: Finance
TEAM Public Choices, LLC		SF	5.26%	9.54%	12/17/2027	2,880	2,870
						2,880	2,870
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.51%	10.84%	3/12/2028	598	577
						598	577
Healthcare & Pharmaceuticals
Natus Medical Incorporated		SF	5.40%	9.70%	7/20/2029	4,233	4,191
						4,233	4,191

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity		Principal	Fair Value
High Tech Industries
Corel Inc.	(3)	SF	5.10%	9.43%	7/2/2026		3,100	$2,938
							3,100	2,938
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.25%	9.55%	4/27/2029		4,288	4,270
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.25%	9.55%	4/28/2028		625	—
North Haven Spartan US Holdco, LLC		SF	5.75%	10.06%	6/5/2026		2,215	2,215
							7,128	6,485
Media: Diversified & Production
STATS Intermediate Holdings, LLC		SF	5.51%	9.83%	7/10/2026		4,725	4,631
Touchtunes Music Group, LLC		SF	4.75%	9.05%	3/30/2029		3,250	3,147
							7,975	7,778
Services: Business
Eliassen Group, LLC		SF	5.75%	10.05%	4/14/2028		3,170	3,076
Eliassen Group, LLC		SF	5.75%	10.08%	4/14/2028		228	221
SIRVA Worldwide Inc. (Delayed Draw)	(4)	SF	8.00%	12.32%	2/20/2029		381	240
							3,779	3,537
Services: Consumer
Laseraway Intermediate Holdings II, LLC		SF	5.75%	10.29%	10/14/2027		2,144	2,064
McKissock Investment Holdings, LLC		SF	5.15%	9.41%	3/9/2029		2,419	2,426
							4,563	4,490
Telecommunications
Mavenir Systems, Inc.	(5)	SF	5.01%	9.34%	8/18/2028		1,621	45
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(5)	SF	6.00%	5.26% Cash/ 5.00% PIK	3/3/2030		640	595
							2,261	640
Transportation: Cargo
Keystone Purchaser, LLC		SF	5.86%	10.19%	5/7/2027		4,829	4,811
							4,829	4,811
Total Non-Controlled/Non-Affiliate Senior Secured Loans						,	62,595	55,699

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	10.95%	9/30/2027		786	623
							786	623
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	6.09% Cash/ 6.50% PIK	3/12/2029		1,492	772
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	6.07% Cash/ 6.50% PIK	3/12/2029		510	117
							2,002	889
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	10.09%	10/15/2028		4,445	3,953
							4,445	3,953
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	10.96%	11/30/2028		1,042	1,042
SIRVA Worldwide Inc.		SF	8.00%	7.32% Cash/ 5.00% PIK	8/20/2029		1,201	1,187
							2,243	2,229
Total Non-Controlled/Non-Affiliate Junior Secured Loans							9,476	7,694

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value

Equity Securities (6) (7) (8)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)		—	—	—	—	—	$87
							87
Chemicals, Plastics & Rubber
New Spartech Holdings, LLC (fka TJC Spartech Acquisition Corp.) (89,749 Class A units)		—	—	—	—	—	833
Polyventive Lender Holding Company LLC (0.84% of the equity)		—	—	—	—	—	—
							833
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	(3)(5)	n/a	n/a	12.50% PIK	—	—	139
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)	—	—	—	—	—	—
							139
Healthcare & Pharmaceuticals
Cano Health, Inc. (79,030 shares of common units)		—	—	—	—	—	333
Cano Health, Inc. (warrant to purchase up to 2,682 shares of common units)		—	—	—	6/28/2029	—	—
							333
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (61,590 shares of common units)		—	—	—	—	—	1,288
							1,288
Services: Business
Output Services Group, Inc. (51,370 Class A units)		—	—	—	—	—	649
SIRVA Worldwide Inc. (2,252 Class A common shares)		—	—	—	—	—	12
SIRVA Worldwide Inc. (518 Class A preferred shares)		—	—	—	—	—	591
							1,252
Telecommunications
AppLogic Networks Parent LLC (fka Sandvine Corporation) (47,749 common units)		—	—	—	—	—	161
AppLogic Networks Parent LLC (fka Sandvine Corporation) (40 shares of Class A units)		—	—	—	—	—	—
							161

Total Non-Controlled/Non-Affiliate Equities							4,093

TOTAL INVESTMENTS							$67,486

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over SOFR or Prime and the current contractual rate of interest in effect at June 30, 2025. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(3)The headquarters of this portfolio company is located in Canada.
(4)All or a portion of this commitment was unfunded as of June 30, 2025. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of June 30, 2025, meaning that the Company has ceased accruing interest income on the position.
(6)Represents less than 5% ownership of the portfolio company’s voting securities.
(7)Ownership of certain equity investments may occur through a holding company partnership.
(8)Investments without an interest rate are non-income producing.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
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

Equity Investments (6)(7)(8)
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
							1,185

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
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
(8)Investments without an interest rate are non-income producing.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Below is certain summarized financial information for SLF as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024:

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value	$67,486	$97,951
Cash and cash equivalents	1,102	1,488
Restricted cash and cash equivalents	6,194	3,673
Interest receivable	1,097	1,047
Other assets	20	—
Total assets	$75,899	$104,159
Liabilities
Revolving credit facility	$15,242	$38,214
Less: Unamortized debt issuance costs	—	—
Total debt, less unamortized debt issuance costs	15,242	38,214
Interest payable	86	272
Accounts payable and accrued expenses	256	212
Total liabilities	15,584	38,698
Members’ capital	60,315	65,461
Total liabilities and members’ capital	$75,899	$104,159

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income:
Interest income	$1,773	$3,332	$4,053	$7,370
Total investment income	1,773	3,332	4,053	7,370
Expenses:
Interest and other debt financing expenses	291	1,355	855	3,045
Professional fees and other expenses	138	130	296	357
Total expenses	429	1,485	1,151	3,402
Net investment income	1,344	1,847	2,902	3,968
Net gain (loss):
Net realized gain (loss)	—	46	82	82
Net change in unrealized gain (loss)	(3,464)	122	(4,930)	(496)
Net gain (loss)	(3,464)	168	(4,848)	(414)
Net increase (decrease) in members’ capital	$(2,120)	$2,015	$(1,946)	$3,554

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
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
The Board has designated MC Advisors as the Company’s valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Company’s investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
•the Valuation Designee engages independent valuation firms to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available in a particular quarter, the investment will be valued by the Valuation Designee;
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
As of June 30, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts would be categorized as Level 2 in the fair value hierarchy. As of both June 30, 2025 and December 31, 2024 there were no foreign currency forward contracts outstanding.
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements
June 30, 2025	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$270,091	$270,091
Unitranche secured loans	—	—	2,183	2,183
Junior secured loans	—	—	31,679	31,679
Equity investments	—	—	33,590	33,590
Investments measured at NAV (1) (2)	—	—	—	30,157
Total investments	$—	$—	$337,543	$367,700

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$357,994	$357,994
Unitranche secured loans	—	—	3,862	3,862
Junior secured loans	—	—	29,634	29,634
Equity investments	61	—	32,767	32,828
Investments measured at NAV (1) (2)	—	—	—	32,730
Total investments	$61	$—	$424,257	$457,048
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
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company’s investment portfolio ranged from 4.44% to 19.50% at June 30, 2025 and 4.46% to 19.59% at December 31, 2024. The maturity dates on the loans outstanding at June 30, 2025 range between August 2025 and March 2031.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2025:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total Level 3 investments
Balance as of March 31, 2025	$330,893	$2,183	$32,017	$33,561	$398,654
Net realized gain (loss) on investments	—	—	—	77	77
Net change in unrealized gain (loss) on investments	(1,853)	(2)	(1,768)	139	(3,484)
Purchases of investments and other adjustments to cost (1)	4,716	2	523	81	5,322
Proceeds from principal payments and sales of investments (2)	(62,754)	—	—	(272)	(63,026)
Reclassifications (3)	(906)	—	906	—	—
Balance as of June 30, 2025	$270,096	$2,183	$31,678	$33,586	$337,543

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total Level 3 investments
Balance as of December 31, 2024	$357,994	$3,862	$29,634	$32,767	$424,257
Net realized gain (loss) on investments	—	—	—	29	29
Net change in unrealized gain (loss) on investments	(3,676)	(9)	(1,892)	(287)	(5,864)
Purchases of investments and other adjustments to cost (1)	19,980	6	3,030	1,349	24,365
Proceeds from principal payments and sales of investments (2)	(103,296)	(1,676)	—	(272)	(105,244)
Reclassifications (3)	(906)	—	906	—	—
Balance as of June 30, 2025	$270,096	$2,183	$31,678	$33,586	$337,543
________________________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest capitalized.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2024:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total Level 3 investments
Balance as of March 31, 2024	$404,051	$6,091	$27,427	$29,310	$466,879
Net realized gain (loss) on investments	50	—	—	—	50
Net change in unrealized gain (loss) on investments	315	(1)	(2,591)	(947)	(3,224)
Purchases of investments and other adjustments to cost (1)	22,437	22	1,553	103	24,115
Proceeds from principal payments and sales of investments (2)	(33,067)	(2,252)	(5)	(6)	(35,330)
Reclassifications (3)	(3,844)	—	2,304	1,540	—
Balance as of June 30, 2024	$389,942	$3,860	$28,688	$30,000	$452,490

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total Level 3 investments
Balance as of December 31, 2023	$388,882	$13,877	$26,594	$25,654	$455,007
Net realized gain (loss) on investments	50	—	—	4	54
Net change in unrealized gain (loss) on investments	(1,342)	(102)	(1,178)	(3,020)	(5,642)
Purchases of investments and other adjustments to cost (1)	46,013	122	2,640	2,048	50,823
Proceeds from principal payments and sales of investments (2)	(37,105)	(10,037)	(265)	(10)	(47,417)
Reclassifications (3)	(6,556)	—	897	5,659	—
Transfers in (out) of Level 3 (4)	—	—	—	(335)	(335)
Balance as of June 30, 2024	$389,942	$3,860	$28,688	$30,000	$452,490
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2025, attributable to Level 3 investments still held at June 30, 2025 was $(3,401) and $(5,366), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2024, attributable to Level 3 investments still held at June 30, 2024 was $(2,996) and $(5,499), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the three and six months ended June 30, 2025 and the three months ended June 30, 2024, there were no investments transferred between Levels 1, 2 and 3. There was one transfer from Level 3 to Level 1 as a result of a restructuring during the six months ended June 30, 2024.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
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
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of June 30, 2025:

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
					Minimum	Maximum
Assets:
Senior secured loans	$177,601	Discounted cash flow	EBITDA multiples	11.0x	5.0x	34.5x
			Market yields	12.3%	7.7%	25.5%
Senior secured loans	60,090	Discounted cash flow	Revenue multiples	7.1x	0.4x	11.0x
			Market yields	10.1%	8.7%	15.5%
Senior secured loans	18,266	Enterprise value	Book value multiples	1.3x	1.3x	1.3x
Senior secured loans	7,659	Enterprise value	EBITDA multiples	6.8x	5.0x	12.0x
Senior secured loans	4,645	Liquidation	Probability weighting of alternative outcomes	49.2%	32.2%	81.3%
Senior secured loans	1,830	Enterprise value	Revenue multiples	3.1x	0.2x	5.0x
Unitranche secured loans	2,183	Discounted cash flow	Revenue multiples	6.0x	6.0x	6.0x
			Market yields	13.2%	13.2%	13.2%
Junior secured loans	22,262	Discounted cash flow	Market yields	13.3%	13.3%	13.3%
Junior secured loans	5,866	Enterprise value	Revenue multiples	3.3x	0.2x	5.0x
Junior secured loans	2,208	Liquidation	Probability weighting of alternative outcomes	265.0%	265.0%	265.0%
Junior secured loans	971	Discounted cash flow	Revenue multiples	0.2x	0.2x	0.2x
			Market yields	19.8%	19.8%	19.8%
Junior secured loans	372	Enterprise value	EBITDA multiples	12.0x	12.0x	12.0x
Equity securities	22,782	Enterprise value	EBITDA multiples	9.3x	6.3x	17.0x
Equity securities	9,299	Enterprise value	Revenue multiples	2.6x	0.4x	11.0x
Equity securities	1,509	Option pricing model	Volatility	65.9%	24.0%	70.0%
Total Level 3 Assets	$337,543
________________________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of December 31, 2024:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$211,778		Discounted cash flow	EBITDA multiples	11.4x	4.8x	35.9x
				Market yields	12.6%	8.8%	21.8%
Senior secured loans	106,963		Discounted cash flow	Revenue multiples	6.4x	1.2x	13.0x
				Market yields	10.5%	8.5%	14.0%
Senior secured loans	18,437		Enterprise value	Book value multiples	1.4x	1.4x	1.4x
Senior secured loans	9,823		Enterprise value	Revenue multiples	2.9x	0.3x	5.3x
Senior secured loans	5,518		Liquidation	Probability weighting of alternative outcomes	58.9%	32.2%	87.2%
Senior secured loans	4,507		Enterprise value	EBITDA multiples	10.1x	6.5x	13.0x
Unitranche secured loans	3,862		Discounted cash flow	Revenue multiples	6.3x	6.3x	6.3x
				Market yields	13.9%	13.9%	13.9%
Junior secured loans	19,392		Discounted cash flow	Market yields	12.6%	12.6%	12.6%
Junior secured loans	6,292		Enterprise value	Revenue multiples	4.3x	0.3x	5.3x
Junior secured loans	2,330		Liquidation	Probability weighting of alternative outcomes	279.6%	279.6%	279.6%
Junior secured loans	921		Discounted cash flow	Revenue multiples	0.2x	0.2x	0.2x
				Market yields	18.5%	18.5%	18.5%
Equity investments	19,560		Enterprise value	EBITDA multiples	8.9x	6.3x	16.0x
Equity investments	10,427		Enterprise value	Revenue multiples	2.2x	0.4x	11.0x
Equity investments	1,923		Option pricing model	Volatility	55.2%	24.0%	65.0%
Total Level 3 Assets	$421,733	(2)
________________________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $2,524 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.
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
Fair value of the Company’s debt facilities is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following are the carrying values and fair values of the Company’s debt as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility	$79,080	$79,080	$162,872	$162,872
2026 Notes	129,498	127,830	129,103	124,161
Total Debt	$208,578	$206,910	$291,975	$287,033
________________________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	206,910	287,033
Total Debt	$206,910	$287,033

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliate company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2025 and 2024 were as follows:

Portfolio Company	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2025
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,382	$—	$—	$—	$307	$—	$—	$(385)	$8,304
American Community Homes, Inc.	4,125	—	—	—	151	—	—	(191)	4,085
American Community Homes, Inc.	508	—	—	—	19	—	—	(24)	503
American Community Homes, Inc.	1,868	—	—	—	68	—	—	(86)	1,850
American Community Homes, Inc.	3,459	—	—	—	127	—	—	(159)	3,427
American Community Homes, Inc.	16	—	—	—	—	—	—	(1)	15
American Community Homes, Inc.	79	—	—	—	3	—	—	(4)	78
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	18,437	—	—	—	675	—	—	(850)	18,262

Ascent Midco, LLC (2,032,258 Class A units)	1,760	—	—	—	—	—	—	(156)	1,604
	1,760	—	—	—	—	—	—	(156)	1,604

Familia Dental Group Holdings, LLC (1,525 Class A units)	3,023	—	—	—	—	—	—	27	3,050
	3,023	—	—	—	—	—	—	27	3,050

HFZ Capital Group LLC	13,378	—	—	—	—	—	—	338	13,716
HFZ Capital Group LLC	4,807	—	—	—	—	—	—	120	4,927
MC Asset Management (Corporate), LLC	12,517	—	—	—	894	—	—	—	13,411
MC Asset Management (Corporate), LLC	3,731	—	—	—	267	—	—	—	3,998
MC Asset Management (Corporate), LLC (15.9% of interests)	—	—	—	—	—	—	—	—	—
	34,433	—	—	—	1,161	—	—	458	36,052

Mnine Holdings, Inc.	6,592	—	—	(6,674)	82	—	—	—	—
Mnine Holdings, Inc.	58	—	—	(59)	1	—	—	—	—
Mnine Holdings, Inc. (Revolver)	133	—	288	(421)	—	—	—	—	—
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,783	—	288	(7,154)	83	—	—	—	—

NECB Collections, LLC (Revolver)	422	—	—	—	—	—	—	—	422
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	422	—	—	—	—	—	—	—	422

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2025

SFR Holdco, LLC	$5,593	$—	$—	$—	$—	$—	$—	$5	$5,598
SFR Holdco, LLC (24.4% of equity commitment)	4,797	—	—	—	—	—	—	119	4,916
	10,390	—	—	—	—	—	—	124	10,514

SFR Holdco 2, LLC (Delayed Draw)	1,295	—	815	—	—	—	—	(3)	2,107
SFR Holdco 2, LLC (13.9% of equity commitment)	864	—	543	—	—	—	—	57	1,464
	2,159	—	1,358	—	—	—	—	54	3,571

TJ Management HoldCo, LLC (Revolver)	—	—	95	—	—	—	—	—	95
TJ Management HoldCo, LLC (16 shares of common stock)	3,076	—	—	—	—	—	—	(267)	2,809
	3,076	—	95	—	—	—	—	(267)	2,904
Total non-controlled affiliate company investments	$80,483	$—	$1,741	$(7,154)	$1,919	$—	$—	$(610)	$76,379
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$32,730	$—	$—	$—	$—	$—	$—	$(2,573)	$30,157
	32,730	—	—	—	—	—	—	(2,573)	30,157
Total controlled affiliate company investments	$32,730	$—	$—	$—	$—	$—	$—	$(2,573)	$30,157

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2024
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,110	$—	$—	$—	$487	$—	$—	$(443)	$8,154
American Community Homes, Inc.	3,990	—	—	—	239	—	—	(218)	4,011
American Community Homes, Inc.	491	—	—	—	30	—	—	(27)	494
American Community Homes, Inc.	1,808	—	—	—	108	—	—	(99)	1,817
American Community Homes, Inc.	3,347	—	—	—	201	—	—	(183)	3,365
American Community Homes, Inc.	16	—	—	—	1	—	—	—	17
American Community Homes, Inc.	77	—	—	—	4	—	—	(4)	77
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	17,839	—	—	—	1,070	—	—	(974)	17,935

Ascent Midco, LLC (2,032,258 Class A units)	1,932	—	—	—	—	—	—	(432)	1,500
	1,932	—	—	—	—	—	—	(432)	1,500

Familia Dental Group Holdings, LLC (1,194 Class A units)	2,226	—	254	—	—	—	—	61	2,541
	2,226	—	254	—	—	—	—	61	2,541

HFZ Capital Group, LLC	17,233	—	—	—	—	—	—	535	17,768
HFZ Capital Group, LLC	6,191	—	—	—	—	—	—	193	6,384
MC Asset Management (Corporate), LLC	10,237	—	—	—	1,081	—	—	—	11,318
MC Asset Management (Corporate), LLC (Delayed Draw)	3,051	—	—	—	323	—	—	—	3,374
MC Asset Management (Corporate), LLC (15.9% of interest)	1,045	—	—	—	—	—	—	(346)	699
	37,757	—	—	—	1,404	—	—	382	39,543

Mnine Holdings, Inc.	55	—	—	—	1	—	—	(4)	52
Mnine Holdings, Inc.	6,187	—	—	—	160	—	—	(481)	5,866
Mnine Holdings, Inc. (Revolver)	658	—	37	(703)	—	—	—	8	—
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,900	—	37	(703)	161	—	—	(477)	5,918

NECB Collections, LLC (Revolver)	424	—	—	—	—	—	—	—	424
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	424	—	—	—	—	—	—	—	424

Second Avenue SFR Holdings II LLC (Revolver) (1)	3,323	—	—	—	—	—	—	—	3,323
	3,323	—	—	—	—	—	—	—	3,323

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2024
SFR Holdco, LLC	$5,539	$—	$—	$—	$—	$—	$—	$(127)	$5,412
SFR Holdco, LLC (24.4% of equity commitments)	4,372	—	—	—	—	—	—	88	4,460
	9,911	—	—	—	—	—	—	(39)	9,872

TJ Management HoldCo, LLC (Revolver)	—	—	437	—	—	—	—	(1)	436
TJ Management HoldCo, LLC (16 shares of common stock)	3,229	—	—	—	—	—	—	(253)	2,976
	3,229	—	437	—	—	—	—	(254)	3,412
Total non-controlled affiliate company investments	$83,541	$—	$728	$(703)	$2,635	$—	$—	$(1,733)	$84,468
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$33,122	$—	$—	$—	$—	$—	$—	$(24)	$33,098
	33,122	—	—	—	—	—	—	(24)	33,098
Total controlled affiliate company investments	$33,122	$—	$—	$—	$—	$—	$—	$(24)	$33,098
________________________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is presented as a non-controlled affiliate for that reason.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

	Six months ended June 30, 2025
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$305	$—	$—	$485	$—	$—
American Community Homes, Inc.	150	—	—	238	—	—
American Community Homes, Inc.	18	—	—	30	—	—
American Community Homes, Inc.	69	—	—	107	—	—
American Community Homes, Inc.	126	—	—	201	—	—
American Community Homes, Inc.	—	—	—	2	—	—
American Community Homes, Inc.	2	—	—	4	—	—
American Community Homes, Inc. (Revolver)	4	—	—	—	—	—
American Community Homes, Inc. (Common Stock)	—	—	—	—	—	—
	674	—	—	1,067	—	—

Ascent Midco, LLC (Class A units)	—	117	—	—	108	—
	—	117	—	—	108	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group LLC	533	—	—	1,239	—	—
HFZ Capital Group LLC	191	—	—	424	—	—
MC Asset Management (Corporate), LLC	538	—	—	1,133	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	160	—	—	339	—	—
MC Asset Management (Corporate), LLC (LLC interests)	—	—	—	—	—	—
	1,422	—	—	3,135	—	—

Mnine Holdings, Inc.	—	—	—	—	—	—
Mnine Holdings, Inc.	—	—	—	3	—	—
Mnine Holdings, Inc. (Revolver)	—	—	—	9	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	433	—	—
	—	—	—	445	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	n/a	n/a	n/a	208	—	—
	n/a	n/a	n/a	208	—	—

SFR Holdco, LLC (Delayed Draw)	296	—	—	234	—	—
SFR Holdco, LLC (Equity Commitment)	—	—	—	—	—	—
	296	—	—	234	—	—

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

	Six months ended June 30, 2025
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
SFR Holdco 2, LLC (Delayed Draw)	$75	$—	$—	$—	$—	$—
SFR Holdco 2, LLC (Equity Commitment)	—	—	—	—	—	—
	75	—	—	—	—	—

TJ Management HoldCo LLC (Revolver)	2	—	—	7	—	—
TJ Management HoldCo LLC (Common Stock)	—	—	—	—	—	—
	2	—	—	7	—	—

Total non-controlled affiliate company investments	$2,469	$117	$—	$5,096	$108	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,600	$—	$—	$1,800	$—
	—	1,600	—	—	1,800	—
Total controlled affiliate company investments	$—	$1,600	$—	$—	$1,800	$—
_________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is presented as a non-controlled affiliate for that reason.
Note 6. Transactions with Related Parties
On March 31, 2025, in connection with the change of control transaction in which an affiliate of Wendel SE acquired 75% of the outstanding equity interests in certain affiliates of Monroe Capital LLC, including MC Advisors (the "Wendel Transaction"), the Company entered into the Second Amended and Restated Investment Advisory and Management Agreement with MC Advisors (the “Amended Investment Advisory Agreement”). The terms of the Amended Investment Advisory Agreement, including the fee structure and services to be provided, remain unchanged from the previous investment advisory and management agreement, dated November 4, 2019 (the “Original Investment Advisory Agreement”). The Original Investment Advisory Agreement terminated pursuant to its terms as a result of the Wendel Transaction in accordance with the requirements of the 1940 Act. Under the terms of the Amended Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board, continues to provide investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors.
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
Base management fees for the three and six months ended June 30, 2025 were $1,742 and $3,593, respectively. Base management fees for the three and six months ended June 30, 2024 were $2,037 and $4,085, respectively.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
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
The composition of the Company’s incentive fees for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Part one incentive fees (1)	$—	$1,382	$251	$2,750
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	—	(1,031)	(251)	(1,031)
Total incentive fees	$—	$351	$—	$1,719
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2025, the Company incurred $873 and $1,716, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $374, and $727, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2024, the Company incurred $692 and $1,387, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $250, and $459, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2025 and December 31, 2024, $374 and $284, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both June 30, 2025 and December 31, 2024, the Company had no accounts payable to members of the Board, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 185% and 165%, respectively.
Revolving Credit Facility: The Company has a $255,000 revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits the Company, under certain circumstances to increase the size of the facility up to $400,000. The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 27, 2026 and for general working capital purposes until December 27, 2027, the maturity date of the revolving credit facility. On February 27, 2025, the Company amended its revolving credit facility to provide additional flexibility for the Company to refinance the 2026 Notes, including, among other things, by modifying the borrowing base treatment of 2026 Notes and allowing for new indebtedness to be incurred to refinance the 2026 Notes. The size, applicable margin and other significant terms of the revolving credit facility remain unchanged.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets at least equal to $150,000 plus 65% of the net proceeds to the Company from sales of its equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. Additionally, to the extent that the 2026 Notes are not refinanced before May 30, 2025, the revolving credit facility contains provisions for inclusion of a portion of the 2026 Notes the definition of indebtedness requiring borrowing base coverage. This required inclusion is $20.0 million initially, with increases in the required inclusion levels at various intervals leading up to the maturity of the 2026 Notes. The revolving credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.
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
As of June 30, 2025 and December 31, 2024, the Company had U.S. dollar borrowings of $80,300 and $163,900, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of both June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 7.1%.
2026 Notes: As of both June 30, 2025 and December 31, 2024, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) for the three and six months ended June 30, 2025 were as follows:

	Three months ended June 30,
	2025	2024
Interest expense - revolving credit facility	$1,977	$3,898
Interest expense - 2026 Notes	1,555	1,555
Amortization of debt issuance costs	401	327
Total interest and other debt financing expenses	$3,933	$5,780
Average debt outstanding	$228,226	$315,611
Average stated interest rate	6.2%	6.9%

	Six months ended June 30,
	2025	2024
Interest expense - revolving credit facility	$4,750	$7,523
Interest expense - 2026 Notes	3,110	3,110
Amortization of debt issuance costs	750	654
Total interest and other debt financing expenses	$8,610	$11,287
Average debt outstanding	$252,837	$308,327
Average stated interest rate	6.3%	6.9%

Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both June 30, 2025 and December 31, 2024, the Company held no foreign currency forward contracts. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
For both the three and six months ended June 30, 2025 and 2024, the Company recognized no net realized or unrealized gain (loss) on foreign currency forward contracts, as none were outstanding during those periods.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three and six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Six months ended June 30, 2025:
March 3, 2025	March 14, 2025	March 31, 2025	$0.25	$5,417	19,025	$148
June 4, 2025	June 16, 2025	June 30, 2025	$0.25	$5,416	35,753	$235
Total distributions declared			$0.50	$10,833	54,778	$383

Six months ended June 30, 2024:
March 5, 2024	March 15, 2024	March 29, 2024	$0.25	$5,417	18,219	$134
June 3, 2024	June 17, 2024	June 28, 2024	$0.25	$5,416	18,516	$140
Total distributions declared			$0.50	$10,833	36,735	$274
Note 10. Stock Issuances and Repurchases
Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the six months ended June 30, 2025 and 2024.
Note 11. Commitments and Contingencies
Commitments: As of June 30, 2025 and December 31, 2024, the Company had $31,605 and $38,509, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both June 30, 2025 and December 31, 2024, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of June 30, 2025.
The table below presents outstanding commitments to fund investments in current portfolio companies as of June 30, 2025 and December 31, 2024:

Portfolio Company	June 30, 2025	December 31, 2024
American Broadband and Telecommunications Company LLC (Revolver)	$373	$374
American Broadband and Telecommunications Company LLC (Delayed Draw)	n/a	54
American Community Homes, Inc. (Revolver)	2,500	2,500
Aras Corporation (Revolver)	207	207
Arcserve Cayman Opco LP (Delayed Draw)	386	386
Avalara, Inc. (Revolver)	n/a	400

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Bluesight, Inc. (Revolver)	$348	$348
Bonterra, LLC (Revolver)	n/a	385
BTR Opco LLC (Delayed Draw)	149	149
Calabrio, Inc. (Revolver)	234	234
Cdata Software, Inc. (Delayed Draw)	556	556
Cdata Software, Inc. (Delayed Draw)	472	472
Cdata Software, Inc. (Revolver)	667	667
Chess.com, LLC (Revolver)	652	652
Destination Media, Inc. (Revolver)	n/a	82
Dorado Acquisition, Inc. (Revolver)	596	596
Douglas Holdings, Inc. (Delayed Draw)	478	543
Douglas Holdings, Inc. (Delayed Draw)	191	260
Douglas Holdings, Inc. (Delayed Draw)	n/a	598
Douglas Holdings, Inc. (Revolver)	217	217
Drawbridge Partners, LLC (Revolver)	522	522
Drawbridge Partners, LLC (Delayed Draw)	79	79
Epika Fleet Services, Inc. (Delayed Draw)	n/a	381
Epika Fleet Services, Inc. (Delayed Draw)	n/a	779
Epika Fleet Services, Inc. (Revolver)	n/a	536
Express Wash Acquisition Company, LLC (Revolver)	n/a	171
Forest Buyer, LLC (Revolver)	750	750
GC Champion Acquisition LLC (Delayed Draw)	669	669
Hastings Manufacturing Company (Revolver)	691	691
HS4 Acquisitionco, Inc. (Revolver)	n/a	266
IDIG Parent, LLC (Common stock)	n/a	43
Independence Buyer, Inc. (Revolver)	1,333	1,138
INH Buyer, Inc. (Delayed Draw)	96	n/a
J2 BWA Funding LLC (Revolver)	n/a	1,061
Kar Wash Holdings, LLC (Delayed Draw)	911	1,846
Kar Wash Holdings, LLC (Revolver)	648	952
Kingsley Gate Partners, LLC (Revolver)	n/a	48
KL Moon Acquisition, LLC (Revolver)	271	352
The Kyjen Company, LLC (Revolver)	105	n/a
Lifted Trucks Holdings, LLC (Revolver)	1,389	1,444
LVF Holdings, Inc. (Revolver)	n/a	141
MEI Buyer LLC (Delayed Draw)	699	n/a
MEI Buyer LLC (Revolver)	354	373
Mindbody, Inc. (Revolver)	n/a	667
Mnine Holdings, Inc. (Revolver)	n/a	613
NationsBenefits, LLC (Delayed Draw)	n/a	649
NationsBenefits, LLC (Revolver)	n/a	2,222
NECB Collections, LLC (Revolver)	45	45
Northeast Contracting Company, LLC (Revolver)	182	318

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

NQ PE Project Colosseum Midco Inc. (Revolver)	$438	$438
Planful, Inc. (Revolver)	663	543
Prototek LLC (Revolver)	288	288
Recorded Future, Inc. (Class A units)	n/a	16
Recycled Plastics Industries, LLC (Revolver)	284	284
Relevate Health Group, LLC (Revolver)	168	147
Seran BioScience, LLC (Delayed Draw)	4,444	n/a
Seran BioScience, LLC (Revolver)	444	444
SFR Holdco 2, LLC (Delayed Draw)	815	1,630
SFR Holdco 2, LLC (Equity Commitment)	543	1,086
Sparq Holdings, Inc. (Delayed Draw)	289	289
Sparq Holdings, Inc. (Revolver)	89	184
Spherix Global Inc. (Revolver)	122	122
Sports Operating Holdings II, LLC (Delayed Draw)	n/a	1,071
Sports Operating Holdings II, LLC (Revolver)	1,038	519
StarCompliance MidCo, LLC (Revolver)	148	100
TigerConnect, Inc. (Delayed Draw)	4	7
TigerConnect, Inc. (Delayed Draw)	75	131
TigerConnect, Inc. (Revolver)	429	429
Tiugo Group Holdings Corp (Delayed Draw)	1,540	n/a
Tiugo Group Holdings Corp (Revolver)	770	n/a
TJ Management HoldCo LLC (Revolver)	541	1,114
V10 Entertainment, Inc. (Revolver)	385	385
V10 Entertainment, Inc. (Common units)	n/a	189
Vhagar Purchaser, LLC (Delayed Draw)	n/a	517
Valudor Products LLC (Revolver)	329	548
Vhagar Purchaser, LLC (Revolver)	n/a	333
Whistler Parent Holdings III, Inc. (Delayed Draw)	247	423
Whistler Parent Holdings III, Inc. (Revolver)	n/a	94
XanEdu Publishing, Inc. (Revolver)	742	742
	$31,605	$38,509
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
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
Note 12. Financial Highlights
The following are financial highlights for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Per share data:
Net asset value at beginning of period	$8.85	$9.40
Net investment income (1)	0.34	0.56
Net gain (loss) (1)	(0.40)	(0.26)
Net increase (decrease) in net assets resulting from operations (1)	(0.06)	0.30
Stockholder distributions - income (2)	(0.50)	(0.50)
Net asset value at end of period	$8.29	$9.20
Net assets at end of period	$179,592	$199,344
Shares outstanding at end of period	21,666,340	21,666,340
Per share market value at end of period	$6.36	$7.61
Total return based on market value (3)	(19.84)%	14.97%
Total return based on average net asset value (4)	0.34%	4.54%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	8.00%	12.87%
Ratio of total expenses to average net assets (5)	15.31%	17.88%
Portfolio turnover (6)	4.75%	9.33%
Ratio of total investment income to average net assets (5)	23.30%	30.74%
Ratio of interest and other debt financing expenses to average net assets (5)	9.33%	11.26%
Ratio of total expenses (excluding incentive fees) to average net assets (5)	15.31%	17.02%
Ratio of incentive fees to average net assets (6)	n/a	0.85%
________________________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2025 and 2024, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
(4)Total return based on average net asset value is calculated as the change in net asset value per share during the period, divided by the beginning net asset value per share. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Return calculations are not annualized.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
(5)Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
(6)Ratios are not annualized.

Note 13. Segment Reporting
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
Note 14. Subsequent Events
Merger Agreement with Horizon Technology Finance Corporation
On August 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Technology Finance Corporation, a Delaware corporation (“HRZN”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of HRZN (“Merger Sub”), MC Advisors, and Horizon Technology Finance Management LLC, a Delaware limited liability company and investment adviser to HRZN. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of HRZN and, immediately thereafter, the Company will merge with and into HRZN, with HRZN continuing as the surviving company (collectively, the “Merger”). The boards of directors of both the Company and HRZN, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
At the Effective Time, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, except for shares, if any, owned by HRZN or any of its consolidated subsidiaries, shall be converted into the right to receive a number of shares of common stock, par value $0.001 per share, of HRZN (“HRZN Common Stock”) equal to the Exchange Ratio (as defined below) in connection with the closing of the Merger.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of the Company and HRZN will deliver to the other a calculation of its net asset value (“NAV”) as of such date (such calculation with respect to the Company, the “Closing MRCC Net Asset Value” and such calculation with respect to HRZN, the “Closing HRZN Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the “MRCC Per Share NAV”, which will be equal to (i) the Closing MRCC Net Asset Value divided by (ii) the number of shares of the Company’s common stock issued and outstanding as of the Determination Date, and the “HRZN Per Share NAV”, which will be equal to (A) the Closing HRZN Net Asset Value divided by (B) the number of shares of HRZN Common Stock issued and outstanding as of the Determination Date.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The “Exchange Ratio” will be the quotient (rounded to the fourth nearest decimal) of: (A) the MRCC Per Share NAV, divided by (B) the HRZN Per Share NAV. The Exchange Ratio shall be appropriately adjusted to reflect any stock increase, decrease or exchange or if a distribution is authorized and declared between the Determination Date and the Effective Time, in each case, to provide the stockholders of the Company and HRZN the same economic effect as contemplated by the Merger Agreement prior to such event. No fractional shares of HRZN common stock will be issued, and holders of the Company’s common stock will receive cash in lieu of fractional shares.
The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of HRZN’s and the Company’s businesses during the period prior to the closing of the Merger. HRZN and the Company have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of HRZN’s and the Company’s stockholders, respectively, and have agreed to recommend that the stockholders approve the applicable proposals.
Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of HRZN stockholders and the Company’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for the HRZN Common Stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (6) consummation of the Asset Sale (as defined below) immediately prior to the Merger.
Asset Purchase Agreement with Monroe Capital Income Plus Corporation
On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation, a Maryland corporation (“MCIP”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire the investment assets of the Company at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger. The boards of directors of both the Company and MCIP, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Asset Purchase Agreement and the transactions contemplated therein.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Closing Date, the Company will deliver to MCIP a calculation of fair value of the Purchased Assets (as defined in the Asset Purchase Agreement) as of such date (such calculation, the “Closing MRCC Asset Value”), using a pre-agreed set of assumptions, methodologies and adjustments. At the Closing Date, MCIP shall pay, or cause to be paid, an amount in cash equal to the Closing MRCC Asset Value to the Company (or its designee) by wire transfer of immediately available funds to such account or accounts as directed in writing by the Company.
The Asset Purchase Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of the Company’s business during the period prior to the closing of the Asset Sale. In addition, during that period, the Company has agreed to convene and hold a stockholder meeting for the purpose of obtaining the approval required of the Company’s stockholders in connection with the Asset Sale and the Merger and has agreed to recommend that the stockholders approve such proposals.
Consummation of the Asset Sale, which is currently anticipated to occur during the fourth quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Sale, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Asset Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the Merger Agreement (other than the condition precedent with respect to the Asset Sale).

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Following the Asset Sale, the Company’s only assets will be the net cash proceeds from the sale after giving effect to the receipt of proceeds from the Asset Sale, repayment of liabilities, transaction costs and distribution of undistributed net investment income. Pursuant to and subject to the terms and conditions of the Merger Agreement, subsequent to the closing of the Asset Sale, the Company will merge with HRZN.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).
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
•political and regulatory conditions that contribute to uncertainty and market volatility as a result of legislative, regulatory, trade (including tariffs) and policy changes associated with the current U.S. administration;
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
•our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
•the impact of future new and changing legislation and regulation on our business and our portfolio companies.
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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $35.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2025, our portfolio included approximately 73.5% senior secured loans, 0.6% unitranche secured loans, 8.6% junior secured loans and 17.3% equity investments, compared to December 31, 2024, when our portfolio included approximately 78.3% senior secured loans, 0.8% unitranche secured loans, 6.5% junior secured loans and 14.4% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
While our primary focus is to maximize current income and capital appreciation through debt investments in thinly traded or private U.S. companies, we may invest a portion of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in real estate, specialty finance, litigation finance, fund finance, high-yield bonds, distressed debt, private equity or securities of public companies that are not thinly traded and securities of middle-market companies located outside of the United States. We expect that these public companies generally will have debt investments that are non-investment grade.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The frequency and volume of the distributions on common equity investments and LLC and LP investments may fluctuate significantly from period to period.

Expenses
Our primary operating expenses include the payment of base management and incentive fees to MC Advisors, under the Second Amended and Restated Investment Advisory and Management Agreement (the “Amended Investment Advisory Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement (the “Administration Agreement”) and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Amended Investment Advisory Agreement and Administration Agreement. Our expenses also include interest expense on indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.
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
Portfolio and Investment Activity
During the three months ended June 30, 2025, we did not make investments in any new portfolio companies and we invested $3.5 million in 17 existing portfolio companies and had $63.0 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $59.5 million for the period.
During the six months ended June 30, 2025, we invested $7.6 million in one new portfolio company and $12.3 million in 42 existing portfolio companies and had $105.0 in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $85.1 million for the period.
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

The following table shows portfolio yield by investment type as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.5%	9.2%	10.7%	10.7%
Unitranche secured loans	10.7	12.2	11.4	14.5
Junior secured loans	7.6	7.6	7.5	7.5
Equity investments	2.8	2.8	2.8	2.8
Total	9.9%	8.8%	10.2%	10.2%
________________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both June 30, 2025 and December 31, 2024, there were no loans excluded from the weighted average contractual coupon yield.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both June 30, 2025 and December 31, 2024, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value as a percentage of our total investments at fair value (in thousands) as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Fair Value:
Senior secured loans	$270,091	73.5%	$357,994	78.3%
Unitranche secured loans	2,183	0.6	3,862	0.8
Junior secured loans	31,679	8.6	29,634	6.5
LLC equity interest in SLF	30,157	8.2	32,730	7.2
Equity investments	33,590	9.1	32,828	7.2
Total	$367,700	100.0%	$457,048	100.0%
Our portfolio composition remained relatively consistent with our portfolio at December 31, 2024, with changes resulting primarily from sales, principal repayments and payoffs. As of June 30, 2025, our effective yield decreased compared to December 31, 2024, primarily due to lower spreads on certain assets and the payoff of certain higher yielding assets during the six months ended June 30, 2025.

The following table shows our portfolio composition by industry at fair value and as a percentage of our total investments at fair value (in thousands) as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Fair Value:
Automotive	$16,436	4.5%	$16,267	3.6%
Banking	6,931	1.9	7,861	1.7
Beverage, Food & Tobacco	2,904	0.8	6,027	1.3
Capital Equipment	4,827	1.3	4,853	1.1
Chemicals, Plastics & Rubber	4,385	1.2	4,864	1.1
Construction & Building	10,348	2.8	10,334	2.3
Consumer Goods: Durable	7,463	2.0	8,263	1.8
Consumer Goods: Non-Durable	1,864	0.5	2,467	0.4
Environmental Industries	92	0.0 *	520	0.1
FIRE: Finance	8,686	2.4	12,789	2.8
FIRE: Real Estate	89,625	24.4	83,037	18.2
Healthcare & Pharmaceuticals	56,713	15.5	79,784	17.5
High Tech Industries	37,155	10.1	41,240	9.0
Hotels, Gaming & Leisure	151	0.0 *	144	0.0 *
Investment Funds & Vehicles	30,157	8.2	32,730	7.2
Media: Advertising, Printing & Publishing	10,686	2.9	12,035	2.6
Media: Broadcasting & Subscription	893	0.2	1,156	0.3
Media: Diversified & Production	24,752	6.7	43,717	9.6
Retail	1,699	0.5	2,036	0.4
Services: Business	29,644	8.1	51,175	11.2
Services: Consumer	16,590	4.5	24,113	5.3
Telecommunications	5,556	1.5	5,586	1.2
Transportation: Cargo	—	—	5,890	1.3
Wholesale	143	0.0 *	160	0.0*
Total	$367,700	100.0%	$457,048	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	296,419	80.6
3	52,725	14.4
4	13,351	3.6
5	5,205	1.4
Total	$367,700	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	370,573	81.0
3	65,711	14.4
4	15,935	3.5
5	4,829	1.1
Total	$457,048	100.0%
As of both June 30, 2025 and December 31, 2024, there were ten borrowers with debt or preferred equity investments on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC), BTR Opco LLC (fka Born to Run, LLC), Education Corporation of America, Forman Mills, Inc., INH Buyer, Inc., LLC, MV Receivables II, LLC, NECB Collections, LLC, Prototek, LLC, Thrasio, LLC and Vice Acquisition Holdco, LLC). These investments totaled $13.4 million at fair value, or 3.6% of our total investments at fair value at June 30, 2025, and these investments totaled $15.7 million at fair value, or 3.4% of our total investments at fair value at December 31, 2024.
Results of Operations
Operating results for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,
	2025	2024
Total investment income	$9,873	$15,627
Total operating expenses	6,618	8,933
Net investment income before income taxes	3,255	6,694
Income tax expense (benefit), including excise taxes	(43)	135
Net investment income	3,298	6,559
Net realized gain (loss) on investments	77	506
Net realized gain (loss)	77	506
Net change in unrealized gain (loss) on investments	(5,244)	(3,807)
Net change in unrealized gain (loss)	(5,244)	(3,807)
Net increase (decrease) in net assets resulting from operations	$(1,869)	$3,258

	Six months ended June 30,
	2025	2024
Total investment income	$21,511	$30,809
Total operating expenses	14,051	18,627
Net investment income before income taxes	7,460	12,182
Income taxes, including excise taxes	77	153
Net investment income	7,383	12,029
Net realized gain (loss) on investments	(361)	510
Net realized gain (loss)	(361)	510
Net change in unrealized gain (loss) on investments	(8,359)	(6,086)
Net change in unrealized gain (loss)	(8,359)	(6,086)
Net increase (decrease) in net assets resulting from operations	$(1,337)	$6,453
Investment Income
The composition of our investment income for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,
	2025	2024
Interest income	$6,864	$11,850
PIK interest income	1,660	2,099
Dividend income (1)	829	1,017
Other income	54	265
Prepayment gain (loss)	288	145
Accretion of discounts and amortization of premiums	178	251
Total investment income	$9,873	$15,627

	Six months ended June 30,
	2025	2024
Interest income	$14,830	$23,512
PIK interest income	3,560	4,214
Dividend income (2)	1,858	2,029
Other income	282	302
Prepayment gain (loss)	532	250
Accretion of discounts and amortization of premiums	449	502
Total investment income	$21,511	$30,809
________________________________________________________
(1)During the three months ended June 30, 2025 and 2024, dividend income includes PIK dividends of $122 and $116, respectively.
(2)During the six months ended June 30, 2025 and 2024, dividend income includes PIK dividends of $240 and $229, respectively.
Total investment income decreased by $5.8 million and $9.3 million during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, primarily due to lower interest and PIK interest income. The reduction in interest and PIK interest income was primarily driven by a decrease in average invested assets, lower effective rates, and the placement of additional portfolio companies on non-accrual status.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,
	2025	2024
Interest and other debt financing expenses	$3,933	$5,780
Base management fees	1,742	2,037
Incentive fees (1)	—	351
Professional fees	267	199
Administrative service fees	374	250
General and administrative expenses	232	243
Directors’ fees	70	73
Total operating expenses	$6,618	$8,933

	Six months ended June 30,
	2025	2024
Interest and other debt financing expenses	$8,610	$11,287
Base management fees	3,593	4,085
Incentive fees (1)	—	1,719
Professional fees	530	467
Administrative service fees	727	459
General and administrative expenses	459	461
Directors’ fees	132	149
Total operating expenses	$14,051	$18,627
________________________________________________________
(1)There were no incentive fees during the three months ended June 30, 2025. Incentive fees during the six months ended June 30, 2025 were limited by $0.3 million, due to the Incentive Fee Limitation. Incentive fees during the three and six months ended June 30, 2024 were limited by $1.0 million, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.
The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,
	2025	2024
Interest expense - revolving credit facility	$1,977	$3,898
Interest expense - 2026 Notes	1,555	1,555
Amortization of debt issuance costs	401	327
Total interest and other debt financing expenses	$3,933	$5,780
Average debt outstanding	$228,226	$315,611
Average stated interest rate	6.2%	6.9%

	Six months ended June 30,
	2025	2024
Interest expense - revolving credit facility	$4,750	$7,523
Interest expense - 2026 Notes	3,110	3,110
Amortization of debt issuance costs	750	654
Total interest and other debt financing expenses	$8,610	$11,287
Average debt outstanding	$252,837	$308,327
Average stated interest rate	6.3%	6.9%
Total operating expenses decreased by $2.3 and $4.6 million during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to a decrease in interest and other debt financing expenses from a reduced interest rate environment and lower average debt outstanding. Additionally, decreases in incentive fees resulting from lower pre-incentive fee net investment income and base management fees from lower invested assets contributed to the decrease in operating expenses.
Income Taxes, Including Excise Taxes
We have elected to be treated, currently qualify, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2025, we recorded a net expense (benefit) on the consolidated statements of operations of $(49) thousand and $70 thousand, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2024, we recorded a net expense on the consolidated statements of operations of $155 thousand and $166 thousand, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2025, we recorded a net tax expense on the consolidated statements of operations of $6 thousand and $7 thousand for these subsidiaries, respectively. For the three and six months ended June 30, 2024, we recorded a net tax expense (benefit) on the consolidated statements of operations of $(20) thousand and $(13) thousand for these subsidiaries, respectively.
Net Realized Gain (Loss)
During the three months ended June 30, 2025 and 2024, we recorded sales or dispositions on investments resulting in $0.1 million and $0.5 million of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2025 and 2024, we recorded sales or dispositions on investments resulting in $(0.4) million and $0.5 million of net realized gain (loss) on investments, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended June 30, 2025 and 2024 our investments had $(5.2) million and $(3.8) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2025 and 2024, our investments had $(8.4) million and $(6.1) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three and six months ended June 30, 2025, the net change in unrealized loss on investments was primarily driven by mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2025. Unrealized losses on our equity investment in SLF also contributed to the overall decline. The decrease in value at SLF was driven by net losses on SLF's investments, which are loans to middle-market borrowers.

During the three and six months ended June 30, 2024, the net change in unrealized loss on investments was primarily attributable to unrealized mark-to-market losses of portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2024, partially offset by net unrealized gains on the remainder of the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was ($1.9) million and $3.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $(0.09) and $0.15, respectively.
For the six months ended June 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was ($1.3) million and $6.5 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $(0.06) and $0.30, respectively.
Liquidity and Capital Resources
As of June 30, 2025, we had $2.4 million in cash and cash equivalents, $80.3 million of total debt outstanding on our revolving credit facility and $130.0 million on the 2026 Notes. We had $174.7 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on aggregate borrowings outstanding was 185% and 165%, respectively.
Cash Flows
For the six months ended June 30, 2025, we experienced a net decrease in cash and cash equivalents of $6.6 million. During the same period, operating activities provided $88.4 million, primarily as a result of principal repayments and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the same period, we used $95.0 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
For the six months ended June 30, 2024, we experienced a net decrease in cash and cash equivalents of $1.0 million. During the same period, operating activities provided $6.1 million, primarily as a result of principal repayments and sales of portfolio investments, partially offset by purchases of portfolio investments and net investment income. During the same period, we used $7.1 million in financing activities, primarily as a result of distributions to stockholders, partially offset by net borrowings on our revolving credit facility.
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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 17, 2025, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both June 30, 2025 and December 31, 2024, we had 21,666,340 shares outstanding.
On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.
Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during both the three and six months ended June 30, 2025 and 2024, respectively.
Borrowings
Revolving Credit Facility: We have a $255.0 million revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits us, under certain circumstances to increase the size of the facility up to $400.0 million. The revolving credit facility is secured by a lien on all of our assets, including cash on hand. We may make draws under the revolving credit facility to make or purchase additional investments through December 27, 2026 and for general working capital purposes until December 27, 2027, the maturity date of the revolving credit facility. On February 27, 2025, we amended our revolving credit facility to provide additional flexibility for us to refinance the 2026 Notes, including, among other things, by modifying the borrowing base treatment of 2026 Notes and allowing for new indebtedness to be incurred to refinance the 2026 Notes. The size, applicable margin and other significant terms of the revolving credit facility remain unchanged.
Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of our portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets at least equal to $150.0 million plus 65% of the net proceeds to us from sales of our equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. Additionally, to the extent that the 2026 Notes are not refinanced before May 30, 2025, the revolving credit facility contains provisions for inclusion of a portion of the 2026 Notes the definition of indebtedness requiring borrowing base coverage. This required inclusion is $20.0 million initially, with increases in the required inclusion levels at various intervals leading up to the maturity of the 2026 Notes. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.
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

As of June 30, 2025 and December 31, 2024, we had U.S. dollar borrowings of $80.3 million and $163.9 million, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of both June 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 7.1%.
2026 Notes: As of both June 30, 2025 and December 31, 2024, we had $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”) outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. We may redeem the 2026 Notes in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.
Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for both the three and six months ended June 30, 2025 and 2024 totaled $5.4 million ($0.25 per share) and $10.8 million ($0.50 per share), respectively, none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2025 and 2024, no portion of these distributions would have been characterized as a return of capital to stockholders.
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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both June 30, 2025 and December 31, 2024, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both June 30, 2025 and December 31, 2024, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.
As of both June 30, 2025 and December 31, 2024, we had committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both June 30, 2025 and December 31, 2024, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of June 30, 2025 and December 31, 2024, our investment in SLF had a fair value of $30.2 million and $32.7 million, respectively.
For the three and six months ended June 30, 2025 we received $0.7 million and $1.6 million of dividend income from our LLC equity interest in SLF. For the three and six months ended June 30, 2024 we received $0.9 million and $1.8 million of dividend income from our LLC equity interest in SLF.
SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). Under the terms of the amended SLF Credit Facility, SLF was permitted to reinvest available cash and make new borrowings under the SLF Credit Facility through February 21, 2025. Prior to the reinvestment period end date, the SLF Credit Facility allowed SLF SPV to borrow up to $110.0 million (reduced from $175.0 million on June 9, 2023), subject to leverage and borrowing base restrictions. As of June 30, 2025 and December 31, 2024, the aggregate commitment and principal amounts outstanding were $15.2 million and $38.2 million, respectively. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of June 30, 2025 and December 31, 2024, the SLF Credit Facility was accruing a weighted average interest rate of 6.7% and 6.9%, respectively.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2025, SLF incurred $51 thousand and $105 thousand of allocable expenses, respectively. For the three and six months ended June 30, 2024, SLF incurred $41 thousand and $86 thousand, respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.
As of June 30, 2025 and December 31, 2024, SLF had total assets at fair value of $75.9 million and $104.2 million, respectively. As of June 30, 2025 and December 31, 2024, SLF had seven and four portfolio company investments on non-accrual status with fair values of $5.6 million and $5.2 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2025 and December 31, 2024, SLF had $1.1 million and $1.6 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Secured loans (1)	70,941	101,624
Weighted average current interest rate on secured loans (2)	8.7%	9.3%
Number of portfolio company investments in SLF	28	36
Largest portfolio company investment (1)	4,829	4,900
Total of five largest portfolio company investments (1)	22,520	23,901
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	7.85%	5.40% Cash/ 6.75% PIK	2/26/2027	3,169	$3,087
Trident Maritime Systems, Inc.		SF	7.85%	5.40% Cash/ 6.75% PIK	2/26/2027	138	134
Trident Maritime Systems, Inc. (Revolver)		SF	7.85%	5.41% Cash/ 6.75% PIK	2/26/2027	321	312
						3,628	3,533
Automotive
Accelerate Auto Works Intermediate, LLC		SF	5.15%	9.48%	12/1/2027	1,336	1,318
Accelerate Auto Works Intermediate, LLC		SF	5.15%	9.43%	12/1/2027	382	377
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	5.15%	9.45%	12/1/2027	132	64
						1,850	1,759
Capital Equipment
MacQueen Equipment, LLC		SF	5.51%	9.81%	1/7/2028	2,025	2,025
MacQueen Equipment, LLC		SF	5.51%	9.81%	1/7/2028	444	444
MacQueen Equipment, LLC (Revolver)	(4)	P	4.25%	11.75%	1/7/2028	296	—
						2,765	2,469
Chemicals, Plastics & Rubber
New Spartech Holdings, LLC (fka TJC Spartech Acquisition Corp.)	(5)	SF	7.00%	11.31%	3/31/2030	412	412
New Spartech Holdings, LLC (fka TJC Spartech Acquisition Corp.)	(5)	SF	5.25%	9.56%	9/30/2030	673	673
Phoenix Chemical Holding Company LLC		SF	7.11%	11.44%	10/3/2025	1,135	529
						2,220	1,614
Consumer Goods: Durable
Runner Buyer INC.	(5)	SF	5.61%	9.94%	10/23/2028	2,910	565
						2,910	565
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	9.61%	9.94% Cash/ 4.00% PIK	8/15/2026	2,894	2,503
PVHC Holding Corp		SF	6.40%	9.95% Cash/ 0.75% PIK	2/17/2027	1,888	1,871
						4,782	4,374
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	9.44%	6/22/2026	2,249	2,230
Offen, Inc.		SF	5.11%	9.44%	6/22/2026	845	838
						3,094	3,068
FIRE: Finance
TEAM Public Choices, LLC		SF	5.26%	9.54%	12/17/2027	2,880	2,870
						2,880	2,870
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.51%	10.84%	3/12/2028	598	577
						598	577
Healthcare & Pharmaceuticals
Natus Medical Incorporated		SF	5.40%	9.70%	7/20/2029	4,233	4,191
						4,233	4,191
High Tech Industries
Corel Inc.	(3)	SF	5.10%	9.43%	7/2/2026	3,100	2,938
						3,100	2,938

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal		Fair Value
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.25%	9.55%	4/27/2029	4,288		$4,270
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.25%	9.55%	4/28/2028	625		—
North Haven Spartan US Holdco, LLC		SF	5.75%	10.06%	6/5/2026	2,215		2,215
						7,128		6,485
Media: Diversified & Production
STATS Intermediate Holdings, LLC		SF	5.51%	9.83%	7/10/2026	4,725		4,631
Touchtunes Music Group, LLC		SF	4.75%	9.05%	3/30/2029	3,250		3,147
						7,975		7,778
Services: Business
Eliassen Group, LLC		SF	5.75%	10.05%	4/14/2028	3,170		3,076
Eliassen Group, LLC		SF	5.75%	10.08%	4/14/2028	228		221
SIRVA Worldwide Inc. (Delayed Draw)	(4)	SF	8.00%	12.32%	2/20/2029	381		240
						3,779		3,537
Services: Consumer
Laseraway Intermediate Holdings II, LLC		SF	5.75%	10.29%	10/14/2027	2,144		2,064
McKissock Investment Holdings, LLC		SF	5.15%	9.41%	3/9/2029	2,419		2,426
						4,563		4,490
Telecommunications
Mavenir Systems, Inc.	(5)	SF	5.01%	9.34%	8/18/2028	1,621		45
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(5)	SF	6.00%	5.26% Cash/ 5.00% PIK	3/3/2030	640		595
						2,261		640
Transportation: Cargo
Keystone Purchaser, LLC		SF	5.86%	10.19%	5/7/2027	4,829		4,811
						4,829		4,811
Total Non-Controlled/Non-Affiliate Senior Secured Loans						62,595	,	55,699

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	10.95%	9/30/2027	786		623
						786		623
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	6.09% Cash/ 6.50% PIK	3/12/2029	1,492		772
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	6.07% Cash/ 6.50% PIK	3/12/2029	510		117
						2,002		889
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	10.09%	10/15/2028	4,445		3,953
						4,445		3,953
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	10.96%	11/30/2028	1,042		1,042
SIRVA Worldwide Inc.		SF	8.00%	7.32% Cash/ 5.00% PIK	8/20/2029	1,201		1,187
						2,243		2,229
Total Non-Controlled/Non-Affiliate Junior Secured Loans						9,476		7,694

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2025
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Equity Securities (6) (7) (8)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)		—	—	—	—	—	$87
							87
Chemicals, Plastics & Rubber
New Spartech Holdings, LLC (fka TJC Spartech Acquisition Corp.) (89,749 Class A units)		—	—	—	—	—	833
Polyventive Lender Holding Company LLC (0.84% of the equity)		—	—	—	—	—	—
							833
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	(3)(5)	n/a	n/a	12.50% PIK	—	—	139
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)	—	—	—	—	—	—
							139
Healthcare & Pharmaceuticals
Cano Health, Inc. (79,030 shares of common units)		—	—	—	—	—	333
Cano Health, Inc. (warrant to purchase up to 2,682 shares of common units)		—	—	—	6/28/2029	—	—
							333
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (61,590 shares of common units)		—	—	—	—	—	1,288
							1,288
Services: Business
Output Services Group, Inc. (51,370 Class A units)		—	—	—	—	—	649
SIRVA Worldwide Inc. (2,252 Class A common shares)		—	—	—	—	—	12
SIRVA Worldwide Inc. (518 Class A preferred shares)		—	—	—	—	—	591
							1,252
Telecommunications
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (47,749 common units)		—	—	—	—	—	161
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (40 shares of Class A units)		—	—	—	—	—	—
							161

Total Non-Controlled/Non-Affiliate Equities							4,093

TOTAL INVESTMENTS							$67,486
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at June 30, 2025. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(3)The headquarters of this portfolio company is located in Canada.
(4)All or a portion of this commitment was unfunded as of June 30, 2025. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of June 30, 2025, meaning that we have ceased accruing interest income on the position.
(6)Represents less than 5% ownership of the portfolio company’s voting securities.
(7)Ownership of certain equity investments may occur through a holding company partnership.
(8)Investments without an interest rate are non-income producing.

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

Equity Investments (6)(7)(8)
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
(8)Investments without an interest rate are non-income producing.

Below is certain summarized financial information for SLF as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024 (in thousands):

	June 30, 2025	December 31, 2024
Assets
Investments, at fair value	$67,486	$97,951
Cash and cash equivalents	1,102	1,488
Restricted cash and cash equivalents	6,194	3,673
Interest receivable	1,097	1,047
Other assets	20	—
Total assets	$75,899	$104,159
Liabilities
Revolving credit facility	$15,242	$38,214
Less: Unamortized debt issuance costs	—	—
Total debt, less unamortized debt issuance costs	15,242	38,214
Interest payable	86	272
Accounts payable and accrued expenses	256	212
Total liabilities	15,584	38,698
Members’ capital	60,315	65,461
Total liabilities and members’ capital	$75,899	$104,159

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Investment income:
Interest income	$1,773	$3,332	$4,053	$7,370
Total investment income	1,773	3,332	4,053	7,370
Expenses:
Interest and other debt financing expenses	291	1,355	855	3,045
Professional fees and other expenses	138	130	296	357
Total expenses	429	1,485	1,151	3,402
Net investment income	1,344	1,847	2,902	3,968
Net gain (loss):
Net realized gain (loss)	—	46	82	82
Net change in unrealized gain (loss)	(3,464)	122	(4,930)	(496)
Net gain (loss)	(3,464)	168	(4,848)	(414)
Net increase (decrease) in members’ capital	$(2,120)	$2,015	$(1,946)	$3,554

Related Party Transactions
We have a number of business relationships with affiliated or related parties, including the following:
•On March 31, 2025, in connection with the change of control transaction where an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of certain affiliates of Monroe Capital, including MC Advisors (the "Wendel Transaction"), we entered into the Amended Investment Advisory Agreement with MC Advisors. The Amended Investment Advisory Agreement was approved by our stockholders at a meeting of stockholders held on February 21, 2025. The terms of the Amended Investment Advisory Agreement, including the fee structure and services to be provided, remained the same as the terms of the former investment advisory and management agreement between us and MC Advisors, dated November 4, 2019 (the “Original Investment Advisory Agreement”). The Original Investment Advisory Agreement terminated pursuant to its terms as a result of the Wendel Transaction in accordance with the requirements of the 1940 Act. Under the terms of the Amended Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board, continues to provide investment advisory services to us. We pay MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.
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
Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of June 30, 2025 and December 31, 2024, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $31.6 million and $38.5 million, respectively. As of both June 30, 2025 and December 31, 2024, we had unfunded commitments to SLF of $7.3 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.
Off-Balance Sheet Arrangements: Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Over the last six quarters, the overall middle market saw spread compression and a modest increase in leverage attachment points; however, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. Despite the expansion of overall middle market lending leverage attachment points, leverage for lower middle market lending has continued to decrease throughout the first half of 2025. M&A activity has eased since the fourth quarter of 2024, yet new money volumes have accounted for a larger share of overall direct lending volumes in the first half 2025 as compared to the first half of 2024. This dynamic has been primarily driven by a rise in refinancing activity, as borrowers often will seek to lower their cost of capital in an environment where spreads have compressed.(2) Loan documentation and structures, more notably in the lower middle market, continue to be lender favorable due to market uncertainty stemming from the potential tariffs implemented by the current U.S. administration and concurrent market volatility. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and ongoing impact of elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is well insulated from the potential risks associated with tariffs and lingering inflation. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
________________________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index - September 2024.
(2)LSEG LPC’s 2Q25 Sponsored Middle Market Private Deals Analysis – July 2025.
Recent Developments
Merger Agreement with Horizon Technology Finance Corporation
On August 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Horizon Technology Finance Corporation, a Delaware corporation (“HRZN”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of HRZN (“Merger Sub”), MC Advisors, and Horizon Technology Finance Management LLC, a Delaware limited liability company and investment adviser to HRZN. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger, Merger Sub will merge with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of HRZN and, immediately thereafter, we will merge with and into HRZN, with HRZN continuing as the surviving company (collectively, the “Merger”). See “Note 14. Subsequent Events—Merger Agreement with Horizon Technology Finance Corporation” in the notes to our interim consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the terms of the Merger Agreement and the transactions contemplated by the Merger Agreement.

Asset Purchase Agreement with Monroe Capital Income Plus Corporation
On August 7, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation, a Maryland corporation (“MCIP”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire our investment assets at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale” and together with the Merger, the “Transactions”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger.
Following the Asset Sale, our only assets will be the net cash proceeds from the sale after giving effect to the receipt of proceeds from the Asset Sale, repayment of liabilities, transaction costs and distribution of undistributed net investment income. Pursuant to and subject to the terms and conditions of the Merger Agreement, subsequent to the closing of the Asset Sale, we will merge with HRZN. See “Note 14. Subsequent Events—Asset Purchase Agreement with Monroe Capital Income Plus Corporation” in the notes to our interim consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the terms of the Asset Purchase Agreement and the transactions contemplated by the Asset Purchase Agreement.
Significant Accounting Estimates and Critical Accounting Policies
Revenue Recognition
We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. We may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt investments as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from LLC and LP investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Valuation of Portfolio Investments
Pursuant to Rule 2a-5 of the 1940 Act, the Board has designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

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
•our Valuation Designee engages independent valuation firms to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available in a particular quarter, the investment will be valued by the Valuation Designee;
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
As of June 30, 2025, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
Capital Gains Incentive Fee
Pursuant to the terms of the Amended Investment Advisory Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Amended Investment Advisory Agreement). This fee equals 20% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
While the Amended Investment Advisory Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
During both the three and six months ended June 30, 2025 and 2024, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently evaluating the impact of adopting ASU 2023-09; however, we do not expect a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. We are currently assessing the impact of this guidance; however, we do not expect a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to elevated inflation; levels and uncertainty resulting from tariffs and trade policy changes; and interest rate fluctuations.
Valuation Risk
Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 of the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
In accordance with Rule 2a-5, under the 1940 Act, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.
Interest Rate Risk
The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our 2026 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions. In a low interest rate environment, we may be negatively impacted if the difference between the total interest income earned on our interest earning assets and the total interest expense incurred on our interest bearing liabilities is compressed.
Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(7,204)	$(2,409)	$(4,795)
Down 200 basis points	(4,857)	(1,606)	(3,251)
Down 100 basis points	(2,428)	(803)	(1,625)
Up 100 basis points	2,428	803	1,625
Up 200 basis points	4,857	1,606	3,251
Up 300 basis points	7,285	2,409	4,876
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
Currency Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of June 30, 2025, we held no investments in foreign currencies or foreign currency forward contracts.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we, our investment advisor, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business. We, our subsidiaries, our executive officers, directors and our investment adviser may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise and may, as a result, incur significant costs and expenses in connection with such litigation. We and our investment adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our investment adviser, respectively. While the outcome of any such legal or regulatory proceedings cannot be predicted with certainty, neither us nor our investment adviser expect that any current proceedings will have a material effect upon our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future period.
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. Except as set forth below, there have been no material changes known to us during the quarter ended June 30, 2025 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. The risks and uncertainties described below and in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed below or in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Risks Relating to the Merger and Asset Sale
Because the market price of HRZN’s common stock will fluctuate, our common stockholders cannot be sure of the market value of the Merger Consideration they will receive until the closing of the Merger.
At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to such time (other than shares owned by HRZN or any of its consolidated subsidiaries), will be converted into the right to receive a number of shares of HRZN’s common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares. For illustrative purposes, based on June 30, 2025 net asset values and including transaction costs and other tax-related distributions, HRZN would issue approximately 24.6 million shares of its common stock in the aggregate pursuant to the Merger Agreement based on our shares of common stock outstanding as of June 30, 2025, resulting in pro forma ownership of the combined company of 63.1% for HRZN’s current stockholders and 36.9% for our current stockholders.
The market value of the shares of HRZN’s common stock to be received by our common stockholders (together with cash to be received by our common stockholders in lieu of fractional shares, the “Merger Consideration”) may vary from the closing price of HRZN’s common stock on the date the Merger was announced, on the date of the filing of this Quarterly Report on Form 10-Q, on the date that HRZN and our joint proxy statement/prospectus is mailed to stockholders, on the date of our special meeting of stockholders or the date of HRZN’s special meeting of stockholders and on the date the Merger is completed and thereafter. Any change in the market price of HRZN’s common stock prior to completion of the Merger will affect the market value of the Merger Consideration that our stockholders will receive upon completion of the Merger.
Accordingly, at the time of our special meeting of stockholders, our stockholders will not know or be able to calculate the market price of the Merger Consideration they would receive upon completion of the Merger. Neither we nor HRZN are permitted to terminate the Merger Agreement or resolicit the vote of their respective stockholders solely because of changes in the market price of shares of HRZN’s common stock after our special meeting of stockholders.
The market price and liquidity of the market for HRZN’s common stock may be significantly affected by numerous factors, some of which are beyond HRZN’s control and may not be directly related to HRZN’s operating performance.

These factors include, but are not limited to:
•significant volatility in the market price and trading volume of securities of business development companies or other companies in HRZN’s sector, which are not necessarily related to the operating performance of the companies;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•loss of HRZN’s qualification as a RIC or business development company;
•changes in market interest rates and decline in the prices of debt;
•changes in earnings or variations in operating results;
•changes in the value of HRZN’s portfolio investments;
•changes in accounting guidelines governing valuation of HRZN’s investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of key personnel of the investment adviser for HRZN or any of its affiliates’ key personnel;
•operating performance of companies comparable to HRZN;
•general economic trends and other external factors; and
•loss of a major funding source.
If the Merger and Asset Sale do not close, we will not benefit from the expenses incurred in their pursuit.
The Transactions may not be completed. If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred and will incur out-of-pocket expenses in connection with the Transactions for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Transactions are not completed.
The termination of the Merger Agreement and/or Asset Purchase Agreement could negatively impact us.
If the Merger Agreement and/or Asset Purchase Agreement are terminated, there may be various consequences, including:
•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Transactions, without realizing any of the anticipated benefits of completing the Transactions;
•the market price of our common stock might decline, including to the extent that the market price prior to termination reflects a market assumption that the Transactions will be completed; and
•we may not be able to find a party willing to pay an equivalent or more attractive price than the price MCIP agreed to pay in the Asset Sale and the price HRZN agreed to pay in the Merger.

We could have indemnification obligations to MCIP and our directors or officers.
Under the terms of the Asset Purchase Agreement, we have agreed to indemnify and hold harmless MCIP from certain pre-closing liabilities, including related to certain taxes and other obligations. Additionally, under the terms of the Merger Agreement, HRZN has agreed to indemnify directors and officers of us who are the subject of claims based on the fact that such person is or was our director or officer and pertaining to any actions occurring at or prior to the effective time of the Merger. Uncertainty with respect to the outcome of these obligations could have a material adverse impact on us and the surviving company following the consummation of the Transactions.
The Merger Agreement and Asset Purchase Agreement limit our ability to pursue alternatives to the Transactions.
The Merger Agreement and Asset Purchase Agreement contain provisions that limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of us or our assets. These provisions, which are typical for transactions of this type, and include an aggregate of $10.8 million in termination fees payable by a third-party acquiror under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price than that proposed in the Asset Sale or the Merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Transactions are subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Transactions not being completed, which may result in material adverse consequences to our business and operations.
The Transactions are subject to closing conditions, including certain approvals of our and HRZN’s respective stockholders that, if not satisfied, will prevent the Transactions from being completed. The closing conditions that our stockholders approve the Transactions may not be waived under applicable law and must be satisfied for the Transactions to be completed. We currently expect that all of our directors and executive officers will vote their shares of our common stock in favor of the proposals presented at our special meeting of stockholders. If our stockholders do not approve the Transactions and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business and operations. The closing condition that HRZN’s stockholders approve the issuance of the shares of HRZN’s common stock pursuant to the Merger Agreement (The Merger Stock Issuance Proposal”) at the HRZN special meeting of stockholders as described in the Merger Agreement may not be waived under applicable law and must be satisfied for the Merger to be completed. If HRZN’s stockholders do not approve the Merger Stock Issuance Proposal and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business and operations. In addition to the required approvals of our and HRZN’s stockholders, the Transactions are subject to a number of other conditions beyond our, MCIP’s and HRZN’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither we nor MCIP nor HRZN can predict whether and when these other conditions will be satisfied.
We and HRZN are subject to operational uncertainties and contractual restrictions while the Transactions are pending.
Uncertainty about the effect of the Transactions may have an adverse effect on us and, with respect to the Merger, on HRZN and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us and HRZN to seek to change their existing business relationships with us and HRZN, respectively. In addition (1) the Asset Purchase Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of our business during the period prior to the closing of the Asset Sale which may restrict us from taking actions that we might otherwise consider to be our best interests and (2) the Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of HRZN’s and our businesses during the period prior to the closing of the Merger, which may restrict us and HRZN from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us and HRZN from pursuing certain business opportunities that may arise prior to the completion of the Transactions.

We, MCIP and HRZN may waive one or more conditions to the Transactions without resoliciting stockholder approval.
Certain conditions to our, MCIP’s and HRZN’s obligations to complete the Transactions may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and MCIP or HRZN, as applicable. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement and Asset Purchase Agreement will have the discretion to complete the Transactions without seeking further stockholder approval. The conditions requiring the approval of the Transactions by the Company’s stockholders, however, cannot be waived.
The market price of HRZN’s common stock after the Merger may be affected by factors different from those affecting HRZN’s common stock currently.
Our business and the business of HRZN differ in some respects and, accordingly, the results of operations of the combined company and the market price of HRZN’s common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of us and HRZN. These factors include a larger stockholder base and a different capital structure.
Accordingly, the historical trading prices and financial results of HRZN may not be indicative of these matters for the combined company following the Merger.
We may not replicate our historical performance, or the historical success of HRZN.
Following the consummation of the Transactions, we cannot provide any assurance that we will replicate our own historical performance, the historical success of HRZN or the historical performance of other companies that Monroe and its investment team advised in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by us in the past, by HRZN, or by other Monroe managed closed-end funds or by other clients of Monroe.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
________________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2025	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Corporation

Date: August 11, 2025	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Corporation