Form 10-Q
period 2025-09-30
MONROE CAPITAL Corp
filed 2025-11-05
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-00866
MONROE CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-4895840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 North Wacker Drive, 35th Floor Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)
(312) 258-8300
(Registrant’s Telephone Number, Including Area Code)
311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 5, 2025, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$254,910	$343,835
Non-controlled affiliate company investments	77,500	80,483
Controlled affiliate company investments	28,240	32,730
Total investments, at fair value (amortized cost of $408,331 and $495,797, respectively)	360,650	457,048
Cash and cash equivalents	3,526	9,044
Interest and dividend receivable	23,832	23,511
Other assets	944	1,068
Total assets	388,952	490,671
Liabilities
Debt	$212,800	$293,900
Less: Unamortized debt issuance costs	(1,602)	(1,925)
Total debt, less unamortized debt issuance costs	211,198	291,975
Interest payable	1,444	2,903
Base management fees payable	1,652	1,965
Accounts payable and accrued expenses	1,561	2,066
Directors' fees payable	59	—
Total liabilities	215,914	298,909
Commitments and contingencies (See Note 11)
Net Assets
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	297,712	297,712
Accumulated undistributed (overdistributed) earnings	(124,696)	(105,972)
Total net assets	$173,038	$191,762
Total liabilities and total net assets	$388,952	$490,671
Net asset value per share	$7.99	$8.85
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$5,463	$10,408	$20,250	$32,211
Payment-in-kind interest income	1,325	919	3,441	2,498
Dividend income	54	114	196	235
Other income	23	694	306	996
Total investment income from non-controlled/non-affiliate company investments	6,865	12,135	24,193	35,940
Non-controlled affiliate company investments:
Interest income	577	1,202	1,602	3,663
Payment-in-kind interest income	704	1,402	2,147	4,037
Dividend income	60	56	177	164
Total investment income from non-controlled affiliate company investments	1,341	2,660	3,926	7,864
Controlled affiliate company investments:
Dividend income	—	900	1,600	2,700
Total investment income from controlled affiliate company investments	—	900	1,600	2,700
Total investment income	8,206	15,695	29,719	46,504
Operating expenses:
Interest and other debt financing expenses	3,913	5,517	12,523	16,804
Base management fees	1,652	2,006	5,244	6,091
Incentive fees	—	730	—	2,449
Professional fees	187	239	718	706
Administrative service fees	360	270	1,088	729
General and administrative expenses	152	270	611	731
Directors’ fees	59	46	191	195
Total operating expenses	6,323	9,078	20,375	27,705
Net investment income before income taxes	1,883	6,617	9,344	18,799
Income tax expense (benefit), including excise taxes	70	136	147	289
Net investment income	1,813	6,481	9,197	18,510
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(2,378)	638	(2,739)	1,148
Net realized gain (loss)	(2,378)	638	(2,739)	1,148
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	458	(2,743)	(4,719)	(7,072)
Non-controlled affiliate company investments	337	771	(273)	(962)
Controlled affiliate company investments	(1,367)	(201)	(3,940)	(225)
Foreign currency and other transactions	—	20	—	20
Net change in unrealized gain (loss)	(572)	(2,153)	(8,932)	(8,239)
Net gain (loss)	(2,950)	(1,515)	(11,671)	(7,091)
Net increase (decrease) in net assets resulting from operations	$(1,137)	$4,966	$(2,474)	$11,419
Per common share data:
Net investment income per share - basic and diluted	$0.08	$0.30	$0.43	$0.85
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.05)	$0.23	$(0.11)	$0.53
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,666	21,666
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at June 30, 2024	21,666	$22	$298,127	$(98,805)	$199,344
Net investment income	—	—	—	6,481	6,481
Net realized gain (loss)	—	—	—	638	638
Net change in unrealized gain (loss)	—	—	—	(2,153)	(2,153)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at September 30, 2024	21,666	$22	$298,127	$(99,256)	$198,893

Balances at June 30, 2025	21,666	$22	$297,712	$(118,142)	$179,592
Net investment income	—	—	—	1,813	1,813
Net realized gain (loss)	—	—	—	(2,378)	(2,378)
Net change in unrealized gain (loss)	—	—	—	(572)	(572)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at September 30, 2025	21,666	$22	$297,712	$(124,696)	$173,038

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2023	21,666	$22	$298,127	$(94,425)	$203,724
Net investment income	—	—	—	18,510	18,510
Net realized gain (loss)	—	—	—	1,148	1,148
Net change in unrealized gain (loss)	—	—	—	(8,239)	(8,239)
Distributions to stockholders	—	—	—	(16,250)	(16,250)
Balances at September 30, 2024	21,666	$22	$298,127	$(99,256)	$198,893

Balances at December 31, 2024	21,666	$22	$297,712	$(105,972)	$191,762
Net investment income	—	—	—	9,197	9,197
Net realized gain (loss)	—	—	—	(2,739)	(2,739)
Net change in unrealized gain (loss)	—	—	—	(8,932)	(8,932)
Distributions to stockholders	—	—	—	(16,250)	(16,250)
Balances at September 30, 2025	21,666	$22	$297,712	$(124,696)	$173,038
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,474)	$11,419
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	2,739	(1,148)
Net change in unrealized (gain) loss on investments	8,932	8,259
Net change in unrealized (gain) loss on foreign currency and other transactions	—	(20)
Payment-in-kind interest capitalized	(6,039)	(6,911)
Net accretion of discounts and amortization of premiums	(602)	(700)
Purchases of investments	(28,859)	(71,261)
Proceeds from principal payments and sale of investments	120,227	86,308
Amortization of debt issuance costs	1,161	986
Changes in operating assets and liabilities:
Interest and dividend receivable	(321)	(3,981)
Other assets	124	(130)
Interest payable	(1,459)	(1,727)
Base management fees payable	(313)	(94)
Incentive fees payable	—	(589)
Accounts payable and accrued expenses	(505)	10
Directors’ fees payable	59	46
Net cash provided by (used in) operating activities	92,670	20,467
Cash flows from financing activities:
Borrowings on debt	51,000	90,000
Repayments of debt	(132,100)	(95,100)
Debt issuance costs capitalized	(838)	(5)
Stockholder distributions paid	(16,250)	(16,250)
Net cash provided by (used in) financing activities	(98,188)	(21,355)
Net increase (decrease) in cash and cash equivalents	(5,518)	(888)
Cash and cash equivalents, beginning of period	9,044	4,958
Cash and cash equivalents, end of period	$3,526	$4,070

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$12,712	$17,436
Cash paid for income taxes, including excise taxes during the year	$598	$373

Supplemental disclosure of non-cash activities:
Non-cash purchases of investments	$—	$420
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
BTR Opco LLC (Delayed Draw)	(14)(15)(16)	SF	8.76%	12.76% PIK	6/21/2024	12/31/2027	569	$406	$485	0.3%
Hastings Manufacturing Company		SF	7.60%	11.76%	4/24/2018	12/30/2025	1,760	1,760	1,760	1.0%
Hastings Manufacturing Company		SF	7.60%	11.76%	3/29/2023	12/30/2025	638	638	638	0.4%
Hastings Manufacturing Company		SF	7.60%	11.76%	12/18/2023	12/30/2025	1,961	1,961	1,961	1.1%
Hastings Manufacturing Company (Revolver)	(14)	SF	7.60%	11.76%	3/29/2023	12/30/2025	691	—	—	0.0%
Lifted Trucks Holdings, LLC		SF	5.35%	9.63%	8/11/2025	11/1/2028	2,567	2,530	2,565	1.5%
Lifted Trucks Holdings, LLC		SF	5.35%	9.63%	8/2/2021	11/1/2028	6,738	6,688	6,734	3.9%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.35%	9.63%	8/2/2021	11/1/2028	2,222	833	833	0.5%
Panda Acquisition, LLC		SF	8.60%	12.47% PIK	12/20/2022	10/18/2028	4,961	4,482	4,130	2.4%
							22,107	19,298	19,106	11.1%
Banking
MV Receivables II, LLC	(10)(16)	SF	9.75%	14.03%	7/29/2021	7/29/2026	8,100	7,737	3,651	2.1%
StarCompliance MidCo, LLC		SF	6.10%	10.10%	1/12/2021	1/12/2027	2,000	1,990	2,003	1.2%
StarCompliance MidCo, LLC		SF	6.10%	10.10%	10/12/2021	1/12/2027	336	334	336	0.2%
StarCompliance MidCo, LLC		SF	6.10%	10.10%	5/31/2023	1/12/2027	256	254	257	0.1%
StarCompliance MidCo, LLC		SF	6.10%	10.10%	11/22/2024	1/12/2027	201	199	202	0.1%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	6.10%	10.10%	1/12/2021	1/12/2027	323	142	142	0.1%
							11,216	10,656	6,591	3.8%
Capital Equipment
CGI Automated Manufacturing, LLC		SF	7.11%	11.28%	9/9/2022	12/17/2026	3,765	3,730	3,741	2.2%
CGI Automated Manufacturing, LLC		SF	7.11%	11.28%	9/30/2022	12/17/2026	1,080	1,072	1,074	0.6%
							4,845	4,802	4,815	2.8%
Chemicals, Plastics & Rubber
Valudor Products LLC		SF	7.61%	10.28% Cash/ 1.50% PIK	6/18/2018	12/31/2026	2,105	2,097	2,118	1.2%
Valudor Products LLC	(17)	SF	7.50%	11.78% PIK	6/18/2018	12/31/2026	368	368	336	0.2%
Valudor Products LLC		SF	7.61%	11.78%	12/22/2021	12/31/2026	884	877	1,474	0.9%
Valudor Products LLC (Revolver)	(14)	SF	9.50%	13.66%	6/18/2018	12/31/2026	548	329	308	0.2%
							3,905	3,671	4,236	2.5%
Construction & Building
MEI Buyer LLC		SF	5.00%	9.16%	6/30/2023	6/29/2029	1,960	1,919	1,980	1.1%
MEI Buyer LLC		SF	5.00%	9.16%	1/9/2024	6/30/2029	1,100	1,093	1,111	0.6%
MEI Buyer LLC		SF	5.00%	9.15%	6/30/2023	6/29/2029	313	313	317	0.2%
MEI Buyer LLC (Delayed Draw)	(14)(15)	SF	5.00%	9.25%	3/27/2025	6/29/2029	698	174	176	0.1%
MEI Buyer LLC (Revolver)	(14)	SF	5.00%	9.16%	6/30/2023	6/29/2029	410	—	—	0.0%
TCFIII OWL Buyer LLC		SF	5.61%	9.78%	4/19/2021	4/17/2026	1,963	1,958	1,963	1.1%
TCFIII OWL Buyer LLC		SF	5.61%	9.78%	4/19/2021	4/17/2026	2,397	2,397	2,397	1.4%
TCFIII OWL Buyer LLC		SF	5.61%	9.78%	12/17/2021	4/17/2026	2,151	2,145	2,151	1.2%
							10,992	9,999	10,095	5.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
Independence Buyer, Inc.		SF	7.90%	10.20% Cash/ 2.00% PIK	8/3/2021	1/31/2027	5,345	$5,323	$4,516	2.6%
Independence Buyer, Inc. (Revolver)	(14)	SF	7.85%	10.07% Cash/ 2.00% PIK	8/3/2021	1/31/2027	711	374	316	0.2%
Recycled Plastics Industries, LLC		SF	6.85%	11.13%	8/4/2021	8/4/2026	2,656	2,645	2,646	1.5%
Recycled Plastics Industries, LLC (Revolver)	(14)	SF	6.85%	11.13%	8/4/2021	8/4/2026	284	—	—	0.0%
							8,996	8,342	7,478	4.3%
Consumer Goods: Non-Durable
The Kyjen Company, LLC		SF	7.75%	10.61% Cash/ 1.00% PIK	5/14/2021	4/3/2026	992	990	877	0.5%
The Kyjen Company, LLC		SF	7.50%	10.36% Cash/ 1.00% PIK	9/13/2022	4/3/2026	2	2	2	0.0%
The Kyjen Company, LLC (Revolver)	(14)	SF	7.65%	10.51% Cash/ 1.00% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	(16)	SF	10.26%	14.58% PIK	7/18/2024	6/18/2029	287	287	287	0.2%
							1,386	1,279	1,166	0.7%
FIRE: Finance
GC Champion Acquisition LLC		SF	5.00%	9.22%	8/19/2022	8/18/2028	3,891	3,864	3,891	2.2%
GC Champion Acquisition LLC		SF	5.00%	9.22%	8/19/2022	8/18/2028	690	690	690	0.4%
GC Champion Acquisition LLC		SF	5.00%	9.22%	8/1/2023	8/18/2028	2,070	2,031	2,070	1.2%
GC Champion Acquisition LLC (Delayed Draw)	(14)(15)	SF	5.00%	9.22%	12/31/2024	8/18/2028	669	—	—	0.0%
J2 BWA Funding LLC (Revolver)	(10)(14)	n/a	n/a	10.00%	12/24/2020	12/24/2026	1,686	1,651	1,651	1.0%
Liftforward SPV II, LLC	(10)	SF	10.86%	15.03% PIK	11/10/2016	3/31/2026	338	338	248	0.1%
							9,344	8,574	8,550	4.9%
Healthcare & Pharmaceuticals
Bluesight, Inc.		SF	5.50%	9.50%	7/17/2023	7/17/2029	2,000	1,957	2,020	1.2%
Bluesight, Inc.		SF	5.50%	9.50%	10/15/2024	7/17/2029	261	258	263	0.2%
Bluesight, Inc.		SF	5.50%	9.50%	12/31/2024	7/17/2029	1,739	1,717	1,757	1.0%
Bluesight, Inc. (Revolver)	(14)	SF	5.50%	9.50%	7/17/2023	7/17/2029	348	—	—	0.0%
Dorado Acquisition, Inc.		SF	6.60%	10.88%	6/30/2021	6/30/2026	4,717	4,699	4,651	2.7%
Dorado Acquisition, Inc.		SF	6.65%	10.94%	11/27/2022	6/30/2026	3,911	3,887	3,856	2.2%
Dorado Acquisition, Inc. (Revolver)	(14)	SF	6.65%	10.94%	6/30/2021	6/30/2026	596	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.00%	11.30%	2/1/2023	2/1/2029	5,050	4,961	4,917	2.8%
KL Moon Acquisition, LLC		SF	7.00%	11.30%	2/6/2024	2/1/2029	2,165	2,121	2,108	1.2%
KL Moon Acquisition, LLC		SF	7.00%	11.30%	2/1/2023	2/1/2029	1,007	1,007	980	0.6%
KL Moon Acquisition, LLC (Revolver)	(14)	SF	7.00%	11.30%	2/1/2023	2/1/2029	833	616	600	0.3%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	11.15%	10/4/2022	10/4/2028	3,404	3,364	3,051	1.8%
NQ PE Project Colosseum Midco Inc. (Revolver)	(14)	SF	7.15%	11.15%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC		SF	5.50%	9.79%	12/31/2020	7/8/2027	2,388	2,385	2,370	1.4%
Seran BioScience, LLC		SF	5.50%	9.68%	7/8/2022	7/8/2027	539	539	535	0.3%
Seran BioScience, LLC		SF	5.50%	9.68%	8/21/2023	7/8/2027	284	284	281	0.2%
Seran BioScience, LLC (Delayed Draw)	(14)(15)	SF	5.50%	9.68%	2/6/2025	7/8/2027	4,444	—	—	0.0%
Seran BioScience, LLC (Revolver)	(14)	SF	5.50%	9.79%	12/31/2020	7/8/2027	444	—	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
TigerConnect, Inc.		SF	6.90%	7.74% Cash/ 3.38% PIK	8/15/2025	8/16/2029	911	$898	$911	0.5%
TigerConnect, Inc.		SF	6.90%	11.20%	2/16/2022	8/16/2029	3,000	2,972	3,000	1.7%
TigerConnect, Inc.		SF	6.90%	7.82% Cash/ 3.38% PIK	11/19/2024	8/16/2029	171	169	171	0.1%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	6.90%	7.82% Cash/ 3.38% PIK	11/19/2024	8/16/2029	17	4	4	0.0%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	6.90%	11.20%	2/16/2022	8/16/2029	376	329	329	0.2%
TigerConnect, Inc. (Revolver)	(14)	SF	6.90%	11.11%	2/16/2022	8/16/2029	429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	2,500	2,482	2,464	1.4%
Whistler Parent Holdings III, Inc.		SF	6.85%	11.01% PIK	5/28/2024	6/2/2028	667	667	667	0.4%
Whistler Parent Holdings III, Inc. (Revolver)	(14)	SF	6.85%	11.01% PIK	10/25/2024	6/2/2028	870	686	686	0.4%
							43,509	36,002	35,621	20.6%
High Tech Industries
Arcserve Cayman Opco LP (Delayed Draw)	(14)(15)(16)	SF	8.11%	12.39% PIK	1/2/2024	1/2/2027	551	146	331	0.2%
Douglas Holdings, Inc.		SF	6.13%	9.75% Cash/ 0.38% PIK	8/27/2024	8/27/2030	2,500	2,468	2,500	1.4%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.13%	9.75% Cash/ 0.38% PIK	12/30/2024	8/27/2026	309	154	154	0.1%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.13%	9.75% Cash/ 0.38% PIK	8/27/2024	8/27/2030	543	65	65	0.0%
Douglas Holdings, Inc. (Revolver)	(14)	SF	5.75%	9.75%	8/27/2024	8/27/2030	217	—	—	0.0%
Drawbridge Partners, LLC		SF	6.25%	10.41%	9/1/2022	9/1/2028	3,000	2,966	3,000	1.7%
Drawbridge Partners, LLC (Delayed Draw)	(14)(15)	SF	6.25%	10.41%	9/1/2022	9/1/2028	874	795	795	0.5%
Drawbridge Partners, LLC (Revolver)	(14)	SF	6.25%	10.41%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.		SF	6.60%	6.47% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,297	2,277	1,935	1.1%
Planful, Inc.		SF	6.26%	10.55%	12/28/2018	12/28/2026	9,500	9,500	9,495	5.5%
Planful, Inc.		SF	6.26%	10.55%	9/12/2022	12/28/2026	530	529	530	0.3%
Planful, Inc.		SF	6.26%	10.55%	1/11/2021	12/28/2026	1,326	1,326	1,325	0.8%
Planful, Inc.		SF	6.26%	10.55%	2/11/2022	12/28/2026	884	884	883	0.5%
Planful, Inc.		SF	6.26%	10.55%	4/5/2023	12/28/2026	707	699	707	0.4%
Planful, Inc.		SF	6.26%	10.55%	3/28/2025	12/28/2026	1,455	1,444	1,454	0.8%
Planful, Inc. (Revolver)	(14)	SF	6.26%	10.26%	12/28/2018	12/28/2026	1,105	954	954	0.6%
Sparq Holdings, Inc.		SF	5.75%	9.92%	6/16/2023	6/15/2029	980	959	926	0.5%
Sparq Holdings, Inc.		SF	5.75%	9.75%	6/27/2024	6/25/2029	215	213	203	0.1%
Sparq Holdings, Inc.		SF	5.75%	9.75%	6/16/2023	6/15/2029	219	219	207	0.1%
Sparq Holdings, Inc. (Revolver)	(14)	SF	5.75%	9.75%	6/16/2023	6/15/2029	205	116	110	0.1%
Tiugo Group Holdings Corp		SF	5.50%	9.79%	3/28/2025	3/28/2031	7,700	7,590	7,739	4.5%
Tiugo Group Holdings Corp (Delayed Draw)	(14)(15)	SF	5.50%	9.79%	3/28/2025	3/28/2031	1,540	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(14)	SF	5.50%	9.79%	3/28/2025	3/28/2031	770	—	—	0.0%
							37,949	33,304	33,313	19.2%
Media: Advertising, Printing & Publishing
Relevate Health Group, LLC		SF	6.10%	10.38%	9/9/2024	12/31/2026	291	288	292	0.2%
Relevate Health Group, LLC		SF	6.10%	10.38%	11/20/2020	12/31/2026	1,428	1,427	1,428	0.8%
Relevate Health Group, LLC		SF	6.10%	10.38%	11/20/2020	12/31/2026	639	639	639	0.4%
Relevate Health Group, LLC (Revolver)	(14)	SF	6.10%	10.38%	11/20/2020	12/31/2026	316	—	—	0.0%
Spherix Global Inc.		SF	5.86%	10.14%	12/22/2021	12/22/2026	766	762	759	0.4%
Spherix Global Inc. (Revolver)	(14)	SF	5.86%	10.14%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.		SF	6.00%	10.16%	1/28/2020	1/28/2027	4,211	4,211	4,207	2.4%
XanEdu Publishing, Inc.		SF	6.00%	10.16%	8/31/2022	1/28/2027	1,674	1,674	1,672	1.0%
XanEdu Publishing, Inc. (Revolver)	(14)	SF	6.00%	10.16%	1/28/2020	1/28/2027	742	—	—	0.0%
							10,189	9,001	8,997	5.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.46% PIK	2/15/2024	1/31/2028	304	$304	$551	0.3%
							304	304	551	0.3%
Media: Diversified & Production
Chess.com, LLC		SF	6.10%	10.10%	12/31/2021	12/31/2027	5,405	5,358	5,405	3.1%
Chess.com, LLC (Revolver)	(14)	SF	6.10%	10.10%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.		SF	7.75%	5.30% Cash/ 6.75% PIK	2/28/2019	5/29/2026	4,333	4,333	4,287	2.5%
Crownpeak Technology, Inc.		SF	7.75%	5.30% Cash/ 6.75% PIK	9/27/2022	5/29/2026	1,364	1,364	1,349	0.8%
Crownpeak Technology, Inc.		SF	7.75%	5.30% Cash/ 6.75% PIK	2/28/2019	5/29/2026	65	65	64	0.0%
Crownpeak Technology, Inc.		SF	7.75%	5.30% Cash/ 6.75% PIK	9/27/2022	5/29/2026	3,611	3,611	3,572	2.1%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	11.05%	2/28/2019	5/29/2026	500	500	493	0.3%
Sports Operating Holdings II, LLC		SF	5.85%	10.01%	11/3/2022	11/3/2027	2,910	2,875	2,903	1.7%
Sports Operating Holdings II, LLC		SF	5.85%	10.01%	11/3/2022	11/3/2027	2,373	2,373	2,367	1.4%
Sports Operating Holdings II, LLC (Revolver)	(14)	SF	5.85%	10.01%	11/3/2022	11/3/2027	1,038	208	207	0.1%
V10 Entertainment, Inc.		SF	7.10%	11.39%	1/12/2023	1/12/2028	3,219	3,168	3,251	1.9%
V10 Entertainment, Inc. (Revolver)	(14)	SF	7.10%	11.38%	1/12/2023	1/12/2028	458	73	73	0.0%
							25,928	23,928	23,971	13.9%
Retail
BLST Operating Company, LLC	(16)	SF	7.50%	1.00% Cash/ 10.89% PIK	8/28/2020	1/31/2026	798	570	230	0.1%
							798	570	230	0.1%
Services: Business
Aras Corporation		SF	5.00%	9.00%	4/13/2021	4/13/2029	2,427	2,431	2,452	1.4%
Aras Corporation (Revolver)	(14)	SF	5.00%	9.00%	4/13/2021	4/13/2029	335	100	100	0.1%
Burroughs, Inc.	(19)	SF	8.60%	11.88% Cash/ 1.00% PIK	12/22/2017	n/a	303	303	303	0.2%
Cdata Software, Inc.		SF	5.75%	9.75%	7/18/2024	7/18/2030	6,000	5,911	6,015	3.5%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.75%	7/18/2024	7/18/2030	556	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.75%	7/18/2024	7/18/2030	778	306	306	0.2%
Cdata Software, Inc. (Revolver)	(14)	SF	5.75%	9.75%	7/18/2024	7/18/2030	667	—	—	0.0%
iCIMS, Inc.		SF	6.25%	10.57%	10/24/2022	8/18/2028	2,500	2,475	2,441	1.4%
Kingsley Gate Partners, LLC		SF	6.65%	10.94%	12/9/2022	12/11/2028	585	578	583	0.3%
Kingsley Gate Partners, LLC		SF	6.65%	10.94%	12/9/2022	12/11/2028	188	188	187	0.1%
Kingsley Gate Partners, LLC		SF	6.65%	10.94%	12/9/2022	12/11/2028	272	272	270	0.2%
Kingsley Gate Partners, LLC (Revolver)		SF	6.65%	10.94%	12/9/2022	12/11/2028	240	240	239	0.1%
Northeast Contracting Company, LLC		SF	6.26%	10.43%	8/16/2024	8/16/2029	1,485	1,460	1,489	0.9%
Northeast Contracting Company, LLC (Revolver)	(14)	SF	6.00%	10.28%	8/16/2024	8/16/2029	318	136	136	0.1%
Prototek LLC	(16)	SF	7.85%	7.63% Cash/ 4.50% PIK	12/8/2022	12/8/2027	1,930	1,752	1,564	0.9%
Prototek LLC (Revolver)	(14)(16)	SF	7.85%	7.63% Cash/ 4.50% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Security Services Acquisition Sub Corp.		SF	5.85%	10.01%	3/1/2024	9/30/2027	1,506	1,506	1,496	0.9%
Security Services Acquisition Sub Corp.		SF	5.85%	10.01%	6/17/2024	9/30/2027	4,850	4,850	4,819	2.8%
Security Services Acquisition Sub Corp.		SF	5.85%	10.01%	6/17/2024	9/30/2027	1,488	1,488	1,478	0.9%
							26,716	23,996	23,878	14.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Kar Wash Holdings, LLC		SF	6.26%	10.55%	2/28/2022	2/26/2027	1,548	$1,537	$1,548	0.9%
Kar Wash Holdings, LLC		SF	6.26%	10.55%	2/28/2022	2/26/2027	1,109	1,109	1,109	0.6%
Kar Wash Holdings, LLC		SF	6.26%	10.55%	8/3/2022	2/26/2027	2,617	2,617	2,617	1.5%
Kar Wash Holdings, LLC		SF	6.26%	10.55%	10/3/2024	2/28/2027	3,159	3,103	3,165	1.8%
Kar Wash Holdings, LLC		SF	6.26%	10.55%	5/9/2024	2/26/2027	2,899	2,899	2,905	1.8%
Kar Wash Holdings, LLC		SF	6.26%	10.43%	10/3/2024	2/28/2027	2,656	2,656	2,662	1.5%
Kar Wash Holdings, LLC (Revolver)		SF	6.11%	10.39%	2/28/2022	2/26/2027	952	952	952	0.6%
							14,940	14,873	14,958	8.7%
Telecommunications
American Broadband and Telecommunications Company LLC	(19)	P	12.00%	17.25% Cash/ 2.00% PIK	6/10/2022	n/a	1,344	1,344	1,373	0.8%
American Broadband and Telecommunications Company LLC (Revolver)	(14)(19)	P	12.00%	17.25% Cash/ 2.00% PIK	6/10/2022	n/a	500	128	131	0.1%
Calabrio, Inc.		SF	5.50%	9.70%	4/16/2021	4/16/2027	3,358	3,331	3,357	1.9%
Calabrio, Inc.		SF	5.50%	9.70%	12/19/2023	4/16/2027	492	492	492	0.3%
Calabrio, Inc. (Revolver)	(14)	SF	5.50%	9.70%	4/16/2021	4/16/2027	410	175	175	0.1%
							6,104	5,470	5,528	3.2%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							239,228	214,069	209,084	121.0%

Unitranche Secured Loans (6)
Services: Business
ASG II, LLC		SF	6.40%	10.71%	5/25/2022	5/25/2028	1,900	1,880	1,898	1.1%
ASG II, LLC		SF	6.40%	10.71%	5/25/2022	5/25/2028	285	285	285	0.2%
							2,185	2,165	2,183	1.3%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							2,185	2,165	2,183	1.3%

Junior Secured Loans
Automotive
BTR Opco LLC	(16)	n/a	n/a	7.50% PIK	9/30/2024	12/31/2027	711	658	540	0.3%
BTR Opco LLC	(16)	n/a	n/a	5.00% PIK	9/30/2024	12/31/2027	3,665	3,390	—	0.0%
							4,376	4,048	540	0.3%
Consumer Goods: Non-Durable
Thrasio, LLC	(16)	SF	10.26%	14.58% PIK	7/18/2024	6/18/2029	882	881	643	0.4%
							882	881	643	0.4%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	7,937	7,937	7,937	4.6%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	1,373	1,373	1,373	0.8%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	2,463	2,463	2,463	1.4%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	360	360	360	0.2%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	1,689	1,689	1,689	1.0%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	1,224	1,223	1,223	0.8%
							15,046	15,045	15,045	8.8%
High Tech Industries
Arcserve Cayman Opco LP	(16)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2028	161	150	188	0.1%
Arcserve Cayman Opco LP	(16)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2028	165	150	192	0.1%
Arcserve Cayman Opco LP	(16)	n/a	n/a	n/a	3/16/2021	3/16/2027	370	363	—	0.0%
							696	663	380	0.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	11.01% PIK	10/25/2024	6/2/2028	5,957	$5,908	$3,396	2.0%
							5,957	5,908	3,396	2.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	637	637	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	11/4/2019	n/a	122	122	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	200	200	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	76	76	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.57% PIK	7/31/2023	1/31/2028	528	528	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.57% PIK	7/31/2023	1/31/2028	671	671	125	0.1%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.57% PIK	7/31/2023	1/31/2028	203	203	38	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.57% PIK	9/8/2023	1/31/2028	353	353	66	0.0%
							2,790	2,790	229	0.1%
Retail
Forman Mills, Inc.	(16)	n/a	n/a	5.00% PIK	4/27/2023	6/20/2028	1,308	1,308	1,021	0.6%
							1,308	1,308	1,021	0.6%
Services: Consumer
Education Corporation of America	(16)(19)	P	12.00%	19.25% PIK	9/3/2015	n/a	833	830	2,208	1.3%
							833	830	2,208	1.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							31,888	31,473	23,462	13.7%

Equity Investments (7) (11) (12)
Automotive
BTR Opco LLC (fka Born to Run, LLC) (242 Class A common units)		—	—	—	6/21/2024	—	—	248	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A shares)	(13)	—	—	—	8/2/2021	—	—	111	175	0.1%
								359	175	0.1%
Banking
MV Receivables II, LLC (1,458 shares of common stock)	(10)(13)	—	—	—	7/29/2021	—	—	600	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity)	(10)(13)	—	—	—	7/28/2021	7/28/2031	—	362	—	0.0%
								962	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units)	(13)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	—	0.0%
								501	—	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)		—	—	—	8/3/2021	—	—	81	—	0.0%
Independence Buyer, Inc. (419 Class B units)		—	—	—	9/5/2025	—	—	—	—	0.0%
								81	—	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (1,081,253 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (15,882 shares of common stock)		—	—	—	6/18/2024	—	—	1,616	—	0.0%
								1,616	—	0.0%
Construction & Building
MEI Buyer LLC (178 shares of common stock)		—	—	—	6/30/2023	—	—	178	415	0.2%
								178	415	0.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	$67	$51	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	36	0.0%
								67	87	—%
FIRE: Finance
J2 BWA Funding LLC (0.3% profit sharing)	(10)(13)	—	—	—	12/24/2020	—	—	—	52	0.0%
								—	52	0.0%
FIRE: Real Estate
Residential Homes for Rent LLC (420,880 Series A preferred units)	(10)(13)	—	—	—	3/5/2024	—	—	1,819	1,658	1.0%
Residential Homes for Rent LLC (warrant to purchase up to 0.9% of the equity)	(10)(13)	—	—	—	3/5/2024	3/5/2034	—	—	555	0.3%
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(13)	—	—	—	7/2/2021	—	—	2	4,699	2.7%
								1,821	6,912	4.0%
Healthcare & Pharmaceuticals
Bluesight, Inc. (35 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	35	35	0.0%
Bluesight, Inc. (18,841 Class B common units)		—	—	—	7/17/2023	—	—	—	10	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)		—	—	—	6/30/2021	—	—	206	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)		—	—	—	6/30/2021	—	—	—	41	0.0%
Forest Buyer, LLC (300 Class A units)	(13)	n/a	n/a	8.00% PIK	3/15/2024	—	—	107	111	0.1%
Forest Buyer, LLC (300 Class B units)	(13)	—	—	—	3/15/2024	—	—	—	301	0.2%
KL Moon Acquisition, LLC (0.1% shares of the equity)		—	—	—	1/31/2023	—	—	505	162	0.2%
NationsBenefits, LLC (120,760 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	816	1,756	1.0%
NationsBenefits, LLC (106,667 common units)	(13)	—	—	—	8/20/2021	—	—	153	862	0.5%
NQ PE Project Colosseum Midco Inc. (327,133 common units)		—	—	—	10/4/2022	—	—	340	33	0.0%
Vero Biotech Inc. (warrant to purchase up to 0.2% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	15	0.0%
Whistler Parent Holdings III, Inc. (111,208 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (24,875 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								2,162	3,535	2.1%
High Tech Industries
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (59,211 Class A common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (110,294 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (59,211 Class A common units)		—	—	—	3/16/2021	—	—	4,119	741	0.4%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (110,294 Class B common units)		—	—	—	1/2/2024	—	—	—	1,380	0.8%
Douglas Holdings, Inc. (57,588 Class A common units)		—	—	—	8/27/2024	—	—	57	59	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Drawbridge Partners, LLC (130,433 Class A-1 units)		—	—	—	9/1/2022	—	—	$130	$168	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	1,214	0.7%
Planful, Inc. (35,791 Class B units)		—	—	—	5/3/2023	—	—	—	45	0.0%
Recorded Future, Inc. (80,486 Class A units)		—	—	—	7/3/2019	—	—	—	14	0.0%
Sparq Holdings, Inc. (41,860 Series A preferred units)		—	—	—	9/19/2025	—	—	42	84	0.0%
Sparq Holdings, Inc. (300,000 common units)		—	—	—	6/15/2023	—	—	300	85	0.0%
								5,121	3,790	2.0%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(13)	—	—	—	12/31/2020	—	—	111	166	0.1%
								111	166	0.1%
Media: Advertising, Printing & Publishing
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity)	(10)(18)	—	—	—	9/18/2015	9/18/2025	—	—	1,583	0.9%
Relevate Health Group, LLC (40 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	40	22	0.0%
Relevate Health Group, LLC (6 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	6	6	0.0%
Relevate Health Group, LLC (40 Class B common units)		—	—	—	11/20/2020	—	—	—	—	0.0%
Relevate Health Group, LLC (6 Class X common units)		—	—	—	11/14/2024	—	—	—	—	0.0%
Spherix Global Inc. (13 Class A-2 units)		—	—	—	6/10/2024	—	—	13	20	0.0%
Spherix Global Inc. (81 Class A units)		—	—	—	12/22/2021	—	—	81	—	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	49	100	0.1%
								189	1,731	1.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)		—	—	—	7/31/2023	—	—	1,480	—	0.0%
								1,480	—	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (304,538 Class A units)	(13)	—	—	—	1/4/2019	—	—	312	381	0.2%
Chess.com, LLC (2 Class A units)	(13)	—	—	—	12/31/2021	—	—	87	69	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)		—	—	—	1/12/2023	—	—	203	133	0.1%
								602	583	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units)	(13)	—	—	—	8/28/2020	—	—	712	—	0.0%
								712	—	0.0%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)		—	—	—	11/1/2017	—	—	395	826	0.5%
Northeast Contracting Company, LLC (1,072,940 Class A-2 units)	(13)	—	—	—	8/16/2024	—	—	1,238	1,274	0.7%
								1,633	2,100	1.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	$7,492	$—	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units)	(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units)	(13)	—	—	—	11/15/2023	—	—	151	14	0.0%
Express Wash Acquisition Company, LLC (31 Class A common units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	2	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A preferred units)	(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (36.8 Class A-1 preferred units)	(13)	—	—	—	4/10/2025	—	—	37	42	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(13)	—	—	—	1/4/2021	—	—	252	184	0.1%
IDIG Parent, LLC (43,404 Class X common units)	(13)	—	—	—	6/23/2025	—	—	26	33	0.0%
Kar Wash Holdings, LLC (17,988 preferred units)		—	—	—	6/27/2023	—	—	26	34	0.0%
Kar Wash Holdings, LLC (99,807 Class A units)		—	—	—	2/28/2022	—	—	103	155	0.1%
								8,118	464	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	6/10/2022	6/10/2032	—	42	17	0.0%
								42	17	—%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)		—	—	—	12/15/2017	—	—	152	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)		—	—	—	8/27/2021	—	—	61	45	0.0%
Nearly Natural, Inc. (62,034 Class AAA units)		—	—	—	8/5/2024	—	—	62	109	0.1%
								275	154	0.1%
Total Non-Controlled/Non-Affiliate Equity Investments								26,030	20,181	11.3%
Total Non-Controlled/Non-Affiliate Company Investments								$273,737	$254,910	147.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.61%	9.78%	9/9/2020	12/31/2026	636	$175	$175	0.1%
							636	175	175	0.1%
FIRE: Real Estate
American Community Homes, Inc.		SF	0.11%	4.28% PIK	7/22/2014	12/31/2026	14,020	14,020	8,325	4.8%
American Community Homes, Inc.		SF	0.11%	4.28% PIK	7/22/2014	12/31/2026	6,898	6,899	4,096	2.4%
American Community Homes, Inc.		SF	0.11%	4.28% PIK	5/24/2017	12/31/2026	850	851	505	0.3%
American Community Homes, Inc.		SF	0.11%	4.28% PIK	8/10/2018	12/31/2026	3,125	3,126	1,856	1.1%
American Community Homes, Inc.		SF	0.11%	4.28% PIK	3/29/2019	12/31/2026	5,785	5,785	3,435	2.0%
American Community Homes, Inc.		SF	0.11%	4.28% PIK	9/30/2019	12/31/2026	27	25	15	0.0%
American Community Homes, Inc.		SF	0.11%	4.28% PIK	12/30/2019	12/31/2026	133	132	78	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	0.11%	4.28% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(10)(19)(21)	P	9.46%	16.71% PIK	10/20/2017	n/a	13,242	13,242	13,925	8.0%
HFZ Capital Group LLC	(10)(19)(21)	P	9.46%	16.71% PIK	10/20/2017	n/a	4,758	4,758	5,003	2.9%
MC Asset Management (Corporate), LLC	(10)(21)	SF	15.00%	19.29% PIK	1/26/2021	1/26/2029	13,685	13,685	13,685	7.9%
MC Asset Management (Corporate), LLC	(10)(21)	SF	15.00%	19.29% PIK	4/26/2021	1/26/2029	4,079	4,079	4,079	2.4%
							69,102	66,602	55,002	31.8%
Services: Consumer
NECB Collections, LLC (Revolver)	(14)(16)(19)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	422	0.2%
							1,356	1,312	422	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							71,094	68,089	55,599	32.1%

Junior Secured Loans (8)
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00% PIK	8/6/2021	8/11/2028	5,850	5,850	5,858	3.4%
SFR Holdco 2, LLC (Delayed Draw)	(10)(14)(15)	n/a	n/a	8.00% PIK	10/24/2024	10/23/2029	2,925	2,110	2,083	1.2%
							8,775	7,960	7,941	4.6%
Total Non-Controlled Affiliate Company Junior Secured Loans							8,775	7,960	7,941	4.6%

Equity Investments (8) (11) (12)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(13)	—	—	—	9/9/2020	—	—	1,631	2,742	1.6%
								1,631	2,742	1.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)		—	—	—	12/29/2022	—	—	$—	$—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(10)(13)(21)	—	—	—	6/11/2019	—	—	793	—	0.0%
SFR Holdco, LLC (24.4% of equity commitment)	(10)	—	—	—	8/6/2021	—	—	3,900	4,910	2.8%
SFR Holdco 2, LLC (13.9% of equity commitment)	(10)(20)	—	—	—	10/24/2024	—	—	1,407	1,477	0.9%
								6,100	6,387	3.7%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,725	1.0%
Familia Dental Group Holdings, LLC (1,525 Class A units)	(13)	—	—	—	4/8/2016	—	—	5,224	3,106	1.8%
								7,256	4,831	2.8%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(13)	—	—	—	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Investments								16,445	13,960	8.1%
Total Non-Controlled Affiliate Company Investments								$92,494	$77,500	44.8%

Controlled Affiliate Company Investments (9)
Equity Investments
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests)	(10)	—	—	—	10/31/2017	—	—	$42,100	$28,240	16.3%
Total Controlled Affiliate Equity Investments								42,100	28,240	16.3%
Total Controlled Affiliate Company Investments								$42,100	$28,240	16.3%

TOTAL INVESTMENTS								$408,331	$360,650	208.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(unaudited)
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts
There were no foreign currency forward contracts held as of September 30, 2025.
________________________________________________________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate ("Prime" or "P"), each of which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR, LIBOR or Prime, as applicable, and the current contractual interest rate in effect at September 30, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(3)Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2025 represented 208.4% of the Company’s net assets or 92.7% of the Company’s total assets, are subject to legal restrictions on sales.
(4)Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)Percentages are based on net assets of $173,038 as of September 30, 2025.
(6)The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
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
(10)This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets totaled 27.9% of the Company’s total assets.
(11)Investments without an interest rate are non-income producing.
(12)Ownership of certain equity investments may occur through a holding company or partnership.
(13)Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(14)All or a portion of this commitment was unfunded at September 30, 2025. As such, interest is earned only on the funded portion of this commitment.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2025
(in thousands, except for shares and units)
(15)This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(16)This position was on non-accrual status as of September 30, 2025, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(17)This investment represents a note convertible to preferred shares of the borrower.
(18)The headquarters of this portfolio company is located in Singapore.
(19)This is a demand note with no stated maturity.
(20)As of September 30, 2025, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $543.
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
(6)The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
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
(10)This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 21.5% of the Company’s total assets.
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
On August 7, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation, a Maryland corporation (“MCIP”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire the investment assets of the Company at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger. Following the Asset Sale, the Company’s assets will be the net cash proceeds from the sale after giving effect to the receipt of proceeds from the Asset Sale, repayment of liabilities, transaction costs and distribution of undistributed net investment income. Pursuant to and subject to the terms and conditions of the Merger Agreement, subsequent to the closing of the Asset Sale, the Company will merge with HRZN. See Note 6 for additional information on the Merger and the Asset Sale.

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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate a portfolio company in which it has invested other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and nine months ended September 30, 2025, the Company received return of capital distributions from its equity investments of $696. For the three and nine months ended September 30, 2024, the Company received return of capital distributions from its equity investments of zero and $6, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $2,021 and $2,975 as of September 30, 2025 and December 31, 2024, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2025 totaled $86 and $297, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2024 totaled $344 and $912, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2025	2024
Interest income	$5,844	$11,303
PIK interest income	2,029	2,321
Dividend income (1)	114	1,070
Other income	23	694
Prepayment gain (loss)	43	109
Accretion of discounts and amortization of premiums	153	198
Total investment income	$8,206	$15,695

	Nine months ended September 30,
	2025	2024
Interest income	$20,675	$34,815
PIK interest income	5,588	6,535
Dividend income (2)	1,973	3,099
Other income	306	996
Prepayment gain (loss)	576	359
Accretion of discounts and amortization of premiums	601	700
Total investment income	$29,719	$46,504
________________________________________________________
(1)During the three months ended September 30, 2025 and 2024, dividend income includes PIK dividends of $93 and $115, respectively.
(2)During the nine months ended September 30, 2025 and 2024, dividend income includes PIK dividends of $333 and $344, respectively.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of both September 30, 2025 and December 31, 2024, there were ten borrowers with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $12,542 and $15,723 at September 30, 2025 and December 31, 2024, respectively.

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
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $1,602 and $1,925 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and nine months ended September 30, 2025 was $411 and $1,161, respectively. Amortization of debt issuance costs for the three and nine months ended September 30, 2024 was $332 and $986, respectively.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Offering Costs
Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized debt issuance costs on the consolidated statements of assets and liabilities as noted above. As of both September 30, 2025 and December 31, 2024, other assets on the consolidated statements of assets and liabilities included $262 of deferred offering costs, respectively, which will be charged against the proceeds from future debt or equity offerings when completed.
Investments Denominated in Foreign Currency
As of both September 30, 2025 and December 31, 2024, the Company held no investments denominated in a foreign currency.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company’s capital gain exceeds the Company’s capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2025 the Company recorded a net expense (benefit) on the consolidated statements of operations of $(44) and $26, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2024 the Company recorded a net expense on the consolidated statements of operations of $136 and $302, respectively, for U.S. federal excise tax. As of September 30, 2025 and December 31, 2024, the Company had a receivable of $135 and a payable of $316 for U.S. federal excise taxes, respectively. These amounts were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2025 the Company recorded a net tax expense of $114 and $121, respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2024 the Company recorded a net tax expense (benefit) of zero and $(13), respectively, on the consolidated statements of operations for these subsidiaries. As of both September 30, 2025 and December 31, 2024, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2025. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2025.
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
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Amortized Cost:
Senior secured loans	$282,158	69.1%	$372,074	75.0%
Unitranche secured loans	2,165	0.5	3,835	0.8
Junior secured loans	39,433	9.7	35,771	7.2
LLC equity interest in SLF	42,100	10.3	42,650	8.6
Equity investments	42,475	10.4	41,467	8.4
Total	$408,331	100.0%	$495,797	100.0%

	September 30, 2025		December 31, 2024
Fair Value:
Senior secured loans	$264,683	73.4%	$357,994	78.3%
Unitranche secured loans	2,183	0.6	3,862	0.8
Junior secured loans	31,403	8.7	29,634	6.5
LLC equity interest in SLF	28,240	7.8	32,730	7.2
Equity investments	34,141	9.5	32,828	7.2
Total	$360,650	100.0%	$457,048	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2025		December 31, 2024
Amortized Cost:
United States
Midwest	$162,127	39.7%	$178,051	35.9%
Northeast	94,233	23.1	103,354	20.8
Northwest	—	—	3,928	0.8
Southeast	69,073	16.9	116,087	23.5
Southwest	11,618	2.8	12,622	2.5
West	71,280	17.5	81,755	16.5
International (1)	—	—	—	—
Total	$408,331	100.0%	$495,797	100.0%
___________________________________________________
(1)Includes one equity investment with no cost basis as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025		December 31, 2024
Fair Value:
United States
Midwest	$129,905	36.0%	$152,880	33.4%
Northeast	85,676	23.8	94,766	20.7
Northwest	—	—	4,030	0.9
Southeast	64,553	17.9	111,115	24.4
Southwest	11,839	3.3	13,186	2.9
West	67,094	18.6	79,683	17.4
International	1,583	0.4	1,388	0.3
Total	$360,650	100.0%	$457,048	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Amortized Cost:
Automotive	$23,705	5.8%	$20,188	4.1%
Banking	11,618	2.8	11,689	2.4
Beverage, Food & Tobacco	1,806	0.4	4,554	0.9
Capital Equipment	4,802	1.2	4,809	1.0
Chemicals, Plastics & Rubber	4,172	1.0	3,784	0.8
Construction & Building	10,177	2.5	10,094	2.0
Consumer Goods: Durable	8,423	2.1	8,444	1.7
Consumer Goods: Non-Durable	3,776	0.9	3,857	0.8
Environmental Industries	67	0.0 *	67	0.0*
FIRE: Finance	8,574	2.1	12,675	2.6
FIRE: Real Estate	97,528	23.9	90,397	18.2
Healthcare & Pharmaceuticals	51,328	12.6	83,481	16.8
High Tech Industries	39,088	9.6	42,841	8.6
Hotels, Gaming & Leisure	111	0.0 *	111	0.0 *
Investment Funds & Vehicles	42,100	10.3	42,650	8.6
Media: Advertising, Printing & Publishing	9,190	2.3	10,636	2.1
Media: Broadcasting & Subscription	4,574	1.1	4,574	0.9
Media: Diversified & Production	24,530	6.0	43,554	8.8
Retail	2,590	0.7	2,534	0.5
Services: Business	27,794	6.8	50,740	10.2
Services: Consumer	26,591	6.5	32,552	6.6
Telecommunications	5,512	1.3	5,496	1.1
Transportation: Cargo	—	—	5,794	1.2
Wholesale	275	0.1	276	0.1
Total	$408,331	100.0%	$495,797	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

	September 30, 2025		December 31, 2024
Fair Value:
Automotive	$19,821	5.5%	$16,267	3.6%
Banking	6,591	1.9	7,861	1.7
Beverage, Food & Tobacco	2,917	0.8	6,027	1.3
Capital Equipment	4,815	1.3	4,853	1.1
Chemicals, Plastics & Rubber	4,236	1.2	4,864	1.1
Construction & Building	10,510	2.9	10,334	2.3
Consumer Goods: Durable	7,478	2.1	8,263	1.8
Consumer Goods: Non-Durable	1,809	0.5	2,467	0.4
Environmental Industries	87	0.0 *	520	0.1
FIRE: Finance	8,602	2.4	12,789	2.8
FIRE: Real Estate	91,287	25.3	83,037	18.2
Healthcare & Pharmaceuticals	47,383	13.1	79,784	17.5
High Tech Industries	37,483	10.4	41,240	9.0
Hotels, Gaming & Leisure	166	0.1	144	0.0 *
Investment Funds & Vehicles	28,240	7.8	32,730	7.2
Media: Advertising, Printing & Publishing	10,728	3.0	12,035	2.6
Media: Broadcasting & Subscription	780	0.2	1,156	0.3
Media: Diversified & Production	24,554	6.8	43,717	9.6
Retail	1,251	0.3	2,036	0.4
Services: Business	28,161	7.8	51,175	11.2
Services: Consumer	18,052	5.0	24,113	5.3
Telecommunications	5,545	1.5	5,586	1.2
Transportation: Cargo	—	—	5,890	1.3
Wholesale	154	0.1	160	0.0*
Total	$360,650	100.0%	$457,048	100.0%
_______________________________________________________
*Represents an amount less than 0.1%
MRCC Senior Loan Fund I, LLC
The Company co-invests with Life Insurance Company of the Southwest (“LSW”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative from the Company and one representative from LSW. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4. The Company’s investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF. The Company and LSW have agreed to work towards a wind-down of SLF in advance of the Merger and during the quarter began actively selling underlying investments in the portfolio.
SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both September 30, 2025 and December 31, 2024, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2025 and December 31, 2024, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
As of both September 30, 2025 and December 31, 2024, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both September 30, 2025 and December 31, 2024, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed. For the three and nine months ended September 30, 2025, the Company received a $550 return of capital distribution from its equity investment in SLF. As of September 30, 2025 and December 31, 2024, the Company’s investment in SLF had an amortized cost of $42,100 and $42,650, and a fair value of $28,240 and $32,730, respectively. As part of the continued wind down of SLF, on October 31, 2025, the Company received an additional $14,450 return of capital from its equity investment in SLF.
For the three months ended September 30, 2025, the Company received no dividend income from its LLC equity interest in SLF. For the nine months ended September 30, 2025, the Company received $1,600 of dividend income from its LLC equity interest in SLF. For the three and nine months ended September 30, 2024 the Company received $900 and $2,700, respectively, of dividend income from its LLC equity interest in SLF.
On September 18, 2025, SLF fully repaid its senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A. The facility was held through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). As of December 31, 2024, the aggregate commitment and principal amounts outstanding was $38,214. Borrowings on the SLF Credit Facility bore interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of December 31, 2024, the SLF Credit Facility was accruing a weighted average interest rate of 6.9%.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2025, SLF incurred $52 and $157 of allocable expenses, respectively. For the three and nine months ended September 30, 2024, SLF incurred $37 and $120 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.
As of September 30, 2025 and December 31, 2024, SLF had total assets at fair value of $56,710 and $104,159, respectively. As of both September 30, 2025 and December 31, 2024, SLF had four portfolio company investments on non-accrual status with a fair value of $1,976 and $5,184, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2025 and December 31, 2024, SLF had $220 and $1,591, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Secured loans (1)	24,567	101,624
Weighted average current interest rate on secured loans (2)	8.9%	9.3%
Number of portfolio company investments in SLF	14	36
Largest portfolio company investment (1)	4,817	4,900
Total of five largest portfolio company investments (1)	17,745	23,901
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	7.85%	5.10% Cash/ 6.75% PIK	2/26/2027	3,223	$3,101
Trident Maritime Systems, Inc.		SF	7.85%	5.10% Cash/ 6.75% PIK	2/26/2027	140	134
Trident Maritime Systems, Inc. (Revolver)		SF	7.85%	4.03% Cash/ 7.85% PIK	2/26/2027	325	312
						3,688	3,547
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.10%	12/1/2027	1,333	1,315
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.21%	12/1/2027	381	376
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	9.05%	12/1/2027	132	51
						1,846	1,742
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	(5)	SF	7.11%	11.28%	10/3/2025	1,135	423
						1,135	423
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.61%	5.78% Cash/ 4.00% PIK	8/15/2026	2,919	2,438
PVHC Holding Corp		SF	6.40%	9.64% Cash/ 0.75% PIK	2/17/2027	1,887	1,869
						4,806	4,307
Services: Business
SIRVA Worldwide Inc. (Delayed Draw)	(4)	SF	8.00%	12.00%	2/20/2029	381	240
						381	240
Telecommunications
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(5)	SF	6.00%	5.17% Cash/ 5.00% PIK	3/3/2030	640	579
						640	579
Transportation: Cargo
Keystone Purchaser, LLC		SF	6.01%	10.01%	5/7/2027	4,817	4,799
						4,817	4,799
Total Non-Controlled/Non-Affiliate Senior Secured Loans						17,313	15,637

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	10.94%	9/30/2027	784	609
						784	609
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	9.96%	10/15/2028	4,434	3,656
						4,434	3,656
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	10.96%	11/30/2028	1,042	365
SIRVA Worldwide Inc.		SF	8.00%	7.20% Cash/ 5.00% PIK	8/20/2029	1,216	1,190
						2,258	1,555
Total Non-Controlled/Non-Affiliate Junior Secured Loans						7,476	5,820

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value

Equity Securities (6) (7) (8)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)		—	—	—	—	—	$91
RugsUSA Intermediate, LLC (44,170 Class A Units)		—	—	—	—	—	310
							401
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)		—	—	—	—	—	—
							—
FIRE: Real Estate
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)	—	—	—	—	—	—
							—
Healthcare & Pharmaceuticals
Cano Health, Inc. (79,030 shares of common units)		—	—	—	—	—	267
Cano Health, Inc. (warrant to purchase up to 2,682 shares of common units)		—	—	—	6/28/2029	—	—
							267
Services: Business
Output Services Group, Inc. (51,370 Class A units)		—	—	—	—	—	13
SIRVA Worldwide Inc. (2,252 Class A common shares)		—	—	—	—	—	—
SIRVA Worldwide Inc. (518 Class A preferred shares)		—	—	—	—	—	613
							626
Telecommunications
AppLogic Networks Parent LLC (fka Sandvine Corporation) (40 shares of Class A units)		—	—	—	—	—	—
							—

Total Non-Controlled/Non-Affiliate Equities							1,294

TOTAL INVESTMENTS							$22,751
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) which resets daily, monthly, quarterly or semiannually. The Company has provided the spread over SOFR and the current contractual rate of interest in effect at September 30, 2025. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(3)The headquarters of this portfolio company is located in Canada.
(4)All or a portion of this commitment was unfunded as of September 30, 2025. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of September 30, 2025, meaning that the Company has ceased accruing interest income on the position.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Below is certain summarized financial information for SLF as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024:

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value	$22,751	$97,951
Cash and cash equivalents	14,840	1,488
Restricted cash and cash equivalents	—	3,673
Receivable for unsettled trades	18,130	—
Interest receivable	981	1,047
Other assets	8	—
Total assets	$56,710	$104,159
Liabilities
Revolving credit facility	$—	$38,214
Less: Unamortized debt issuance costs	—	—
Total debt, less unamortized debt issuance costs	—	38,214
Interest payable	—	272
Accounts payable and accrued expenses	227	212
Total liabilities	227	38,698
Members’ capital	56,483	65,461
Total liabilities and members’ capital	$56,710	$104,159

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income:
Interest income	$1,320	$2,975	$5,373	$10,345
Total investment income	1,320	2,975	5,373	10,345
Expenses:
Interest and other debt financing expenses	121	1,159	976	4,204
Professional fees and other expenses	104	120	401	477
Total expenses	225	1,279	1,377	4,681
Net investment income	1,095	1,696	3,996	5,664
Net gain (loss):
Net realized gain (loss)	(11,289)	—	(11,207)	82
Net change in unrealized gain (loss)	7,462	(298)	2,533	(794)
Net gain (loss)	(3,827)	(298)	(8,674)	(712)
Net increase (decrease) in members’ capital	$(2,732)	$1,398	$(4,678)	$4,952

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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
As of September 30, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts would be categorized as Level 2 in the fair value hierarchy. As of both September 30, 2025 and December 31, 2024 there were no foreign currency forward contracts outstanding.
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements
September 30, 2025	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$264,683	$264,683
Unitranche secured loans	—	—	2,183	2,183
Junior secured loans	—	—	31,403	31,403
Equity investments	—	—	34,141	34,141
Investments measured at NAV (1) (2)	—	—	—	28,240
Total investments	$—	$—	$332,410	$360,650

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$357,994	$357,994
Unitranche secured loans	—	—	3,862	3,862
Junior secured loans	—	—	29,634	29,634
Equity investments	61	—	32,767	32,828
Investments measured at NAV (1) (2)	—	—	—	32,730
Total investments	$61	$—	$424,257	$457,048
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
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company’s investment portfolio ranged from 4.28% to 19.29% at September 30, 2025 and 4.46% to 19.59% at December 31, 2024. The maturity dates on the loans outstanding at September 30, 2025 range between December 2025 and March 2031.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2025:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total Level 3 investments
Balance as of June 30, 2025	$270,096	$2,183	$31,678	$33,586	$337,543
Net realized gain (loss) on investments	(352)	—	(2,029)	3	(2,378)
Net change in unrealized gain (loss) on investments	(1,810)	(1)	2,100	506	795
Purchases of investments and other adjustments to cost (1)	10,288	1	631	207	11,127
Proceeds from principal payments and sales of investments (2)	(13,535)	—	(978)	(164)	(14,677)
Reclassifications (3)	—	—	—	—	—
Balance as of September 30, 2025	$264,687	$2,183	$31,402	$34,138	$332,410

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total Level 3 investments
Balance as of December 31, 2024	$357,994	$3,862	$29,634	$32,767	$424,257
Net realized gain (loss) on investments	(688)	—	(2,029)	32	(2,685)
Net change in unrealized gain (loss) on investments	(5,487)	(10)	208	219	(5,070)
Purchases of investments and other adjustments to cost (1)	30,276	7	3,661	1,556	35,500
Proceeds from principal payments and sales of investments (2)	(116,502)	(1,676)	(978)	(436)	(119,592)
Reclassifications (3)	(906)	—	906	—	—
Balance as of September 30, 2025	$264,687	$2,183	$31,402	$34,138	$332,410
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
(3)Represents non-cash reclassification of investment type due to a restructuring.
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2025, attributable to Level 3 investments still held at September 30, 2025 was $(1,366) and $(5,830), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2024, attributable to Level 3 investments still held at September 30, 2024 was $(1,737) and $(6,293), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, there were no investments transferred between Levels 1, 2 and 3. There was one transfer from Level 3 to Level 1 as a result of a restructuring during the nine months ended September 30, 2024.

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
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of September 30, 2025:

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
					Minimum	Maximum
Assets:
Senior secured loans	$170,329	Discounted cash flow	EBITDA multiples	11.4x	5.3x	35.8x
			Market yields	12.3%	7.5%	24.0%
Senior secured loans	61,285	Discounted cash flow	Revenue multiples	7.0x	0.8x	10.8x
			Market yields	9.8%	6.4%	18.0%
Senior secured loans	18,310	Enterprise value	Book value multiples	1.3x	1.3x	1.3x
Senior secured loans	6,876	Enterprise value	Revenue multiples	1.8x	0.3x	5.3x
Senior secured loans	4,321	Liquidation	Probability weighting of alternative outcomes	45.4%	32.2%	73.6%
Senior secured loans	3,562	Enterprise value	EBITDA multiples	6.8x	5.5x	12.0x
Unitranche secured loans	2,183	Discounted cash flow	Revenue multiples	6.0x	6.0x	6.0x
			Market yields	13.2%	13.2%	13.2%
Junior secured loans	22,987	Discounted cash flow	Market yields	13.3%	13.3%	13.3%
Junior secured loans	4,267	Enterprise value	Revenue multiples	4.4x	0.8x	5.3x
Junior secured loans	2,208	Liquidation	Probability weighting of alternative outcomes	265.0%	265.0%	265.0%
Junior secured loans	1,021	Discounted cash flow	Revenue multiples	0.2x	0.2x	0.2x
			Market yields	19.5%	19.5%	19.5%
Junior secured loans	920	Enterprise value	EBITDA multiples	9.1x	7.0x	12.0x
Equity securities	23,282	Enterprise value	EBITDA multiples	9.3x	6.5x	16.5x
Equity securities	9,117	Enterprise value	Revenue multiples	2.6x	0.4x	10.8x
Equity securities	1,742	Option pricing model	Volatility	66.8%	24.0%	70.0%
Total Level 3 Assets	$332,410
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
Fair value of the Company’s debt facilities is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following are the carrying values and fair values of the Company’s debt as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility	$81,499	$81,499	$162,872	$162,872
2026 Notes	129,699	128,747	129,103	124,161
Total Debt	$211,198	$210,246	$291,975	$287,033
________________________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	210,246	287,033
Total Debt	$210,246	$287,033

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliate company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2025 and 2024 were as follows:

Portfolio Company	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2025
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,382	$—	$—	$—	$465	$—	$—	$(522)	$8,325
American Community Homes, Inc.	4,125	—	—	—	230	—	—	(259)	4,096
American Community Homes, Inc.	508	—	—	—	29	—	—	(32)	505
American Community Homes, Inc.	1,868	—	—	—	104	—	—	(116)	1,856
American Community Homes, Inc.	3,459	—	—	—	192	—	—	(216)	3,435
American Community Homes, Inc.	16	—	—	—	—	—	—	(1)	15
American Community Homes, Inc.	79	—	—	—	4	—	—	(5)	78
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	18,437	—	—	—	1,024	—	—	(1,151)	18,310

Ascent Midco, LLC (2,032,258 Class A units)	1,760	—	—	—	—	—	—	(35)	1,725
	1,760	—	—	—	—	—	—	(35)	1,725

Familia Dental Group Holdings, LLC (1,525 Class A units)	3,023	—	—	—	—	—	—	83	3,106
	3,023	—	—	—	—	—	—	83	3,106

HFZ Capital Group LLC	13,378	—	—	—	—	—	—	547	13,925
HFZ Capital Group LLC	4,807	—	—	—	—	—	—	196	5,003
MC Asset Management (Corporate), LLC	12,517	—	—	—	1,168	—	—	—	13,685
MC Asset Management (Corporate), LLC	3,731	—	—	—	348	—	—	—	4,079
MC Asset Management (Corporate), LLC (15.9% of interests)	—	—	—	—	—	—	—	—	—
	34,433	—	—	—	1,516	—	—	743	36,692

Mnine Holdings, Inc.	6,592	—	—	(6,674)	82	—	—	—	—
Mnine Holdings, Inc.	58	—	—	(59)	1	—	—	—	—
Mnine Holdings, Inc. (Revolver)	133	—	288	(421)	—	—	—	—	—
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,783	—	288	(7,154)	83	—	—	—	—

NECB Collections, LLC (Revolver)	422	—	—	—	—	—	—	—	422
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	422	—	—	—	—	—	—	—	422

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2025

SFR Holdco, LLC	$5,593	$—	$—	$—	$—	$—	$—	$265	$5,858
SFR Holdco, LLC (24.4% of equity commitment)	4,797	—	—	—	—	—	—	113	4,910
	10,390	—	—	—	—	—	—	378	10,768

SFR Holdco 2, LLC (Delayed Draw)	1,295	—	815	—	—	—	—	(27)	2,083
SFR Holdco 2, LLC (13.9% of equity commitment)	864	—	543	—	—	—	—	70	1,477
	2,159	—	1,358	—	—	—	—	43	3,560

TJ Management HoldCo, LLC (Revolver)	—	—	175	—	—	—	—	—	175
TJ Management HoldCo, LLC (16 shares of common stock)	3,076	—	—	—	—	—	—	(334)	2,742
	3,076	—	175	—	—	—	—	(334)	2,917
Total non-controlled affiliate company investments	$80,483	$—	$1,821	$(7,154)	$2,623	$—	$—	$(273)	$77,500
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$32,730	$—	$—	$(550)	$—	$—	$—	$(3,940)	$28,240
	32,730	—	—	(550)	—	—	—	(3,940)	28,240
Total controlled affiliate company investments	$32,730	$—	$—	$(550)	$—	$—	$—	$(3,940)	$28,240

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2024
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,110	$—	$—	$—	$743	$—	$—	$(443)	$8,410
American Community Homes, Inc.	3,990	—	—	—	365	—	—	(218)	4,137
American Community Homes, Inc.	491	—	—	—	46	—	—	(27)	510
American Community Homes, Inc.	1,808	—	—	—	166	—	—	(100)	1,874
American Community Homes, Inc.	3,347	—	—	—	306	—	—	(183)	3,470
American Community Homes, Inc.	16	—	—	—	—	—	—	—	16
American Community Homes, Inc.	77	—	—	—	7	—	—	(4)	80
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	17,839	—	—	—	1,633	—	—	(975)	18,497

Ascent Midco, LLC (2,032,258 Class A units)	1,932	—	—	—	—	—	—	(36)	1,896
	1,932	—	—	—	—	—	—	(36)	1,896

Familia Dental Group Holdings, LLC (1,304 Class A units)	2,226	—	671	—	—	—	—	23	2,920
	2,226	—	671	—	—	—	—	23	2,920

HFZ Capital Group, LLC	17,233	—	—	—	—	—	—	783	18,016
HFZ Capital Group, LLC	6,191	—	—	—	—	—	—	282	6,473
MC Asset Management (Corporate), LLC	10,237	—	—	—	1,662	—	—	—	11,899
MC Asset Management (Corporate), LLC	3,051	—	—	—	496	—	—	—	3,547
MC Asset Management (Corporate), LLC (15.9% of interest)	1,045	—	—	—	—	—	—	(1,045)	—
	37,757	—	—	—	2,158	—	—	20	39,935

Mnine Holdings, Inc.	6,187	—	—	—	244	—	—	(60)	6,371
Mnine Holdings, Inc.	55	—	—	—	2	—	—	(1)	56
Mnine Holdings, Inc. (Revolver)	658	—	37	(703)	—	—	—	8	—
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,900	—	37	(703)	246	—	—	(53)	6,427

NECB Collections, LLC (Revolver)	424	—	—	—	—	—	—	(2)	422
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	424	—	—	—	—	—	—	(2)	422

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	(1,487)	—	—	—	37	1,873
	3,323	—	—	(1,487)	—	—	—	37	1,873

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2024
SFR Holdco, LLC (Junior secured loan)	$5,539	$—	$—	$—	$—	$—	$—	$(58)	$5,481
SFR Holdco, LLC (24.4% of equity commitments)	4,372	—	—	—	—	—	—	230	4,602
	9,911	—	—	—	—	—	—	172	10,083

TJ Management HoldCo, LLC (Revolver)	—	—	955	—	—	—	—	(1)	954
TJ Management HoldCo, LLC (16 shares of common stock)	3,229	—	—	—	—	—	—	(147)	3,082
	3,229	—	955	—	—	—	—	(148)	4,036
Total non-controlled affiliate company investments	$83,541	$—	$1,663	$(2,190)	$4,037	$—	$—	$(962)	$86,089
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$33,122	$—	$—	$—	$—	$—	$—	$(225)	$32,897
	33,122	—	—	—	—	—	—	(225)	32,897
Total controlled affiliate company investments	$33,122	$—	$—	$—	$—	$—	$—	$(225)	$32,897
________________________________________________________
(1)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and SFR Holdco 2, LLC and is presented as a non-controlled affiliate for that reason.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

	Nine months ended September 30,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$463	$—	$—	$735	$—	$—
American Community Homes, Inc.	228	—	—	361	—	—
American Community Homes, Inc.	28	—	—	46	—	—
American Community Homes, Inc.	104	—	—	163	—	—
American Community Homes, Inc.	191	—	—	305	—	—
American Community Homes, Inc.	—	—	—	2	—	—
American Community Homes, Inc.	3	—	—	6	—	—
American Community Homes, Inc. (Revolver)	6	—	—	—	—	—
American Community Homes, Inc. (Common Stock)	—	—	—	—	—	—
	1,023	—	—	1,618	—	—

Ascent Midco, LLC (Class A units)	—	177	—	—	164	—
	—	177	—	—	164	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group LLC	804	—	—	1,834	—	—
HFZ Capital Group LLC	288	—	—	638	—	—
MC Asset Management (Corporate), LLC	821	—	—	1,752	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	244	—	—	523	—	—
MC Asset Management (Corporate), LLC (LLC interests)	—	—	—	—	—	—
	2,157	—	—	4,747	—	—

Mnine Holdings, Inc.	—	—	—	656	—	—
Mnine Holdings, Inc.	—	—	—	5	—	—
Mnine Holdings, Inc. (Revolver)	—	—	—	10	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	—	—	—	671	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	n/a	n/a	n/a	283	—	—
	n/a	n/a	n/a	283	—	—

SFR Holdco, LLC (Delayed Draw)	444	—	—	352	—	—
SFR Holdco, LLC (Equity Commitment)	—	—	—	—	—	—
	444	—	—	352	—	—

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

	Nine months ended September 30,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
SFR Holdco 2, LLC (Delayed Draw)	$119	$—	$—	$—	$—	$—
SFR Holdco 2, LLC (Equity Commitment)	—	—	—	—	—	—
	119	—	—	—	—	—

TJ Management HoldCo LLC (Revolver)	6	—	—	29	—	—
TJ Management HoldCo LLC (Common Stock)	—	—	—	—	—	—
	6	—	—	29	—	—

Total non-controlled affiliate company investments	$3,749	$177	$—	$7,700	$164	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,600	$—	$—	$2,700	$—
	—	1,600	—	—	2,700	—
Total controlled affiliate company investments	$—	$1,600	$—	$—	$2,700	$—
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
Base management fees for the three and nine months ended September 30, 2025 were $1,652 and $5,244, respectively. Base management fees for the three and nine months ended September 30, 2024 were $2,006 and $6,091, respectively.

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
The composition of the Company’s incentive fees for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Part one incentive fees (1)	$—	$1,442	$251	$4,192
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	—	(712)	(251)	(1,743)
Total incentive fees	$—	$730	$—	$2,449
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2025, the Company incurred $699 and $2,417, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $360, and $1,088, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2024, the Company incurred $779 and $2,166, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $270, and $729, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2025 and December 31, 2024, $365 and $284, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both September 30, 2025 and December 31, 2024, the Company had accounts payable to members of the Board of $59 and zero, respectively, representing accrued and unpaid fees for their services.
Merger Agreement with Horizon Technology Finance Corporation
On August 7, 2025, the Company entered into the Merger Agreement with HRZN, HMMS, Inc., a Maryland corporation and wholly owned subsidiary of HRZN (“Merger Sub”), MC Advisors, and Horizon Technology Finance Management LLC, a Delaware limited liability company and investment adviser to HRZN. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at Effective Time, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of HRZN and, immediately thereafter, the Company will merge with and into HRZN, with HRZN continuing as the surviving company (collectively, the “Merger”). The boards of directors of both the Company and HRZN, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
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
Consummation of the Merger, which is currently anticipated to occur during the first quarter of 2026, is subject to certain closing conditions, including (1) requisite approvals of HRZN stockholders and the Company’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for the HRZN Common Stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (6) consummation of the Asset Sale (as defined below) immediately prior to the Merger.
Asset Purchase Agreement with Monroe Capital Income Plus Corporation
On August 7, 2025, the Company entered into the Asset Purchase Agreement with MCIP and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire the investment assets of the Company at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger. The boards of directors of both the Company and MCIP, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Asset Purchase Agreement and the transactions contemplated therein.
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
Consummation of the Asset Sale, which is currently anticipated to occur during the first quarter of 2026, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Sale, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Asset Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the Merger Agreement (other than the condition precedent with respect to the Asset Sale).
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
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 181% and 165%, respectively.
Revolving Credit Facility: The Company has a revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits the Company, under certain circumstances, to increase the size of the facility up to $400,000. The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 27, 2026 and for general working capital purposes until December 27, 2027, the maturity date of the revolving credit facility. On February 27, 2025 and September 26, 2025, the Company amended its revolving credit facility to provide additional flexibility for the Company to refinance the 2026 Notes, including, among other things, by modifying the borrowing base treatment of the 2026 Notes and allowing for new indebtedness to be incurred to refinance the 2026 Notes. The size, applicable margin and other significant terms of the revolving credit facility remain unchanged. On August 20, 2025, the Company reduced its commitment of the Revolving Credit Facility from $255,000 to $175,000.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets at least equal to $150,000 plus 65% of the net proceeds to the Company from sales of its equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. Additionally, the revolving credit facility contains provisions for inclusion of a portion of the 2026 Notes the definition of indebtedness requiring borrowing base coverage. This required inclusion is $20.0 million through January 15, 2026, with an increase in the required inclusion level leading up to the maturity of the 2026 Notes. The revolving credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.
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
As of September 30, 2025 and December 31, 2024, the Company had U.S. dollar borrowings of $82,800 and $163,900, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.9% and 7.1%.
2026 Notes: As of both September 30, 2025 and December 31, 2024, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) for the three and nine months ended September 30, 2025 were as follows:

	Three months ended September 30,
	2025	2024
Interest expense - revolving credit facility	$1,947	$3,630
Interest expense - 2026 Notes	1,555	1,555
Amortization of debt issuance costs	411	332
Total interest and other debt financing expenses	$3,913	$5,517
Average debt outstanding	$211,642	$300,217
Average stated interest rate	6.6%	6.8%

	Nine months ended September 30,
	2025	2024
Interest expense - revolving credit facility	$6,697	$11,153
Interest expense - 2026 Notes	4,665	4,665
Amortization of debt issuance costs	1,161	986
Total interest and other debt financing expenses	$12,523	$16,804
Average debt outstanding	$238,955	$308,327
Average stated interest rate	6.4%	6.8%

Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both September 30, 2025 and December 31, 2024, the Company held no foreign currency forward contracts. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
For both the three and nine months ended September 30, 2025 and 2024, the Company recognized no net realized or unrealized gain (loss) on foreign currency forward contracts, as none were outstanding during those periods.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)
Note 9. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three and nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2025:
March 3, 2025	March 14, 2025	March 31, 2025	$0.25	$5,417	19,025	$148
June 4, 2025	June 16, 2025	June 30, 2025	$0.25	$5,416	35,753	235
September 10, 2025	September 22, 2025	September 30, 2025	$0.25	$5,417	33,303	235
Total distributions declared			$0.75	$16,250	88,081	$618

Nine months ended September 30, 2024:
March 5, 2024	March 15, 2024	March 29, 2024	$0.25	$5,417	18,219	$134
June 3, 2024	June 17, 2024	June 28, 2024	$0.25	$5,416	18,516	140
September 3, 2024	September 16, 2024	September 30, 2024	$0.25	$5,417	18,786	154
Total distributions declared			$0.75	$16,250	55,521	$428
Note 10. Stock Issuances and Repurchases
Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the nine months ended September 30, 2025 and 2024.
Note 11. Commitments and Contingencies
Commitments: As of September 30, 2025 and December 31, 2024, the Company had $26,956 and $38,509, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both September 30, 2025 and December 31, 2024, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of September 30, 2025.
The table below presents outstanding commitments to fund investments in current portfolio companies as of September 30, 2025 and December 31, 2024:

Portfolio Company	September 30, 2025	December 31, 2024
American Broadband and Telecommunications Company LLC (Revolver)	$372	$374
American Broadband and Telecommunications Company LLC (Delayed Draw)	n/a	54
American Community Homes, Inc. (Revolver)	2,500	2,500
Aras Corporation (Revolver)	234	207

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Arcserve Cayman Opco LP (Delayed Draw)	386	386
Avalara, Inc. (Revolver)	n/a	400
Bluesight, Inc. (Revolver)	348	348
Bonterra, LLC (Revolver)	n/a	385
BTR Opco LLC (Delayed Draw)	149	149
Calabrio, Inc. (Revolver)	234	234
Cdata Software, Inc. (Delayed Draw)	556	556
Cdata Software, Inc. (Delayed Draw)	472	472
Cdata Software, Inc. (Revolver)	667	667
Chess.com, LLC (Revolver)	652	652
Destination Media, Inc. (Revolver)	n/a	82
Dorado Acquisition, Inc. (Revolver)	596	596
Douglas Holdings, Inc. (Delayed Draw)	478	543
Douglas Holdings, Inc. (Delayed Draw)	155	260
Douglas Holdings, Inc. (Delayed Draw)	n/a	598
Douglas Holdings, Inc. (Revolver)	217	217
Drawbridge Partners, LLC (Revolver)	522	522
Drawbridge Partners, LLC (Delayed Draw)	79	79
Epika Fleet Services, Inc. (Delayed Draw)	n/a	381
Epika Fleet Services, Inc. (Delayed Draw)	n/a	779
Epika Fleet Services, Inc. (Revolver)	n/a	536
Express Wash Acquisition Company, LLC (Revolver)	n/a	171
Forest Buyer, LLC (Revolver)	n/a	750
GC Champion Acquisition LLC (Delayed Draw)	669	669
Hastings Manufacturing Company (Revolver)	691	691
HS4 Acquisitionco, Inc. (Revolver)	n/a	266
IDIG Parent, LLC (Common stock)	n/a	43
Independence Buyer, Inc. (Revolver)	337	1,138
J2 BWA Funding LLC (Revolver)	35	1,061
Kar Wash Holdings, LLC (Delayed Draw)	n/a	1,846
Kar Wash Holdings, LLC (Revolver)	n/a	952
Kingsley Gate Partners, LLC (Revolver)	n/a	48
KL Moon Acquisition, LLC (Revolver)	217	352
The Kyjen Company, LLC (Revolver)	105	n/a
Lifted Trucks Holdings, LLC (Revolver)	1,389	1,444
LVF Holdings, Inc. (Revolver)	n/a	141
MEI Buyer LLC (Delayed Draw)	524	n/a
MEI Buyer LLC (Revolver)	410	373
Mindbody, Inc. (Revolver)	n/a	667
Mnine Holdings, Inc. (Revolver)	n/a	613
NationsBenefits, LLC (Delayed Draw)	n/a	649
NationsBenefits, LLC (Revolver)	n/a	2,222
NECB Collections, LLC (Revolver)	45	45

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)
(in thousands, except share and per share data)

Northeast Contracting Company, LLC (Revolver)	182	318
NQ PE Project Colosseum Midco Inc. (Revolver)	438	438
Planful, Inc. (Revolver)	150	543
Prototek LLC (Revolver)	288	288
Recorded Future, Inc. (Class A units)	n/a	16
Recycled Plastics Industries, LLC (Revolver)	284	284
Relevate Health Group, LLC (Revolver)	316	147
Seran BioScience, LLC (Delayed Draw)	4,444	n/a
Seran BioScience, LLC (Revolver)	444	444
SFR Holdco 2, LLC (Delayed Draw)	815	1,630
SFR Holdco 2, LLC (Equity Commitment)	543	1,086
Sparq Holdings, Inc. (Delayed Draw)	n/a	289
Sparq Holdings, Inc. (Revolver)	89	184
Spherix Global Inc. (Revolver)	122	122
Sports Operating Holdings II, LLC (Delayed Draw)	n/a	1,071
Sports Operating Holdings II, LLC (Revolver)	831	519
StarCompliance MidCo, LLC (Revolver)	181	100
TigerConnect, Inc. (Delayed Draw)	13	7
TigerConnect, Inc. (Delayed Draw)	47	131
TigerConnect, Inc. (Revolver)	429	429
Tiugo Group Holdings Corp (Delayed Draw)	1,540	n/a
Tiugo Group Holdings Corp (Revolver)	770	n/a
TJ Management HoldCo LLC (Revolver)	461	1,114
V10 Entertainment, Inc. (Revolver)	385	385
V10 Entertainment, Inc. (Common units)	n/a	189
Valudor Products LLC (Revolver)	219	548
Vhagar Purchaser, LLC (Delayed Draw)	n/a	517
Vhagar Purchaser, LLC (Revolver)	n/a	333
Whistler Parent Holdings III, Inc. (Delayed Draw)	n/a	423
Whistler Parent Holdings III, Inc. (Revolver)	184	94
XanEdu Publishing, Inc. (Revolver)	742	742
	$26,956	$38,509
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
Note 12. Financial Highlights
The following are financial highlights for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Per share data:
Net asset value at beginning of period	$8.85	$9.40
Net investment income (1)	0.43	0.85
Net gain (loss) (1)	(0.54)	(0.32)
Net increase (decrease) in net assets resulting from operations (1)	(0.11)	0.53
Stockholder distributions - income (2)	(0.75)	(0.75)
Net asset value at end of period	$7.99	$9.18
Net assets at end of period	$173,038	$198,893
Shares outstanding at end of period	21,666,340	21,666,340
Per share market value at end of period	$7.02	$8.08
Total return based on market value (3)	(8.38)%	25.78%
Total return based on average net asset value (4)	0.15%	7.48%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	6.72%	12.72%
Ratio of total expenses to average net assets (5)	14.99%	18.21%
Portfolio turnover (6)	7.14%	14.61%
Ratio of total investment income to average net assets (5)	21.71%	30.93%
Ratio of interest and other debt financing expenses to average net assets (5)	9.15%	11.18%
Ratio of total expenses (excluding incentive fees) to average net assets (5)	14.99%	16.99%
Ratio of incentive fees to average net assets (6)	n/a	1.22%
________________________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2025 and 2024, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
•the consummation of the transactions contemplated by the Merger Agreement with HRZN and the Asset Purchase Agreement with MCIP (each as defined below);
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of a prolonged U.S. government shutdown as well as the legislative, regulatory, trade (including tariffs) and other policies associated with the current U.S. administration;
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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $35.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2025, our portfolio included approximately 73.4% senior secured loans, 0.6% unitranche secured loans, 8.7% junior secured loans and 17.3% equity investments, compared to December 31, 2024, when our portfolio included approximately 78.3% senior secured loans, 0.8% unitranche secured loans, 6.5% junior secured loans and 14.4% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
Merger Agreement with Horizon Technology Finance Corporation
On August 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Technology Finance Corporation, a Delaware corporation (“HRZN”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of HRZN (“Merger Sub”), MC Advisors, and Horizon Technology Finance Management LLC, a Delaware limited liability company and investment adviser to HRZN. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger, Merger Sub will merge with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of HRZN and, immediately thereafter, we will merge with and into HRZN, with HRZN continuing as the surviving company (collectively, the “Merger”). See “Note 6. Transaction with Related Parties—Merger Agreement with Horizon Technology Finance Corporation” in the notes to our interim consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the terms of the Merger Agreement and the transactions contemplated by the Merger Agreement.
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
Following the Asset Sale, our only assets will be the net cash proceeds from the sale after giving effect to the receipt of proceeds from the Asset Sale, repayment of liabilities, transaction costs and distribution of undistributed net investment income. Pursuant to and subject to the terms and conditions of the Merger Agreement, subsequent to the closing of the Asset Sale, we will merge with HRZN. See “Note 6. Transactions with Related Parties—Asset Purchase Agreement with Monroe Capital Income Plus Corporation” in the notes to our interim consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the terms of the Asset Purchase Agreement and the transactions contemplated by the Asset Purchase Agreement.

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
Portfolio and Investment Activity
During the three months ended September 30, 2025, we did not make investments in any new portfolio companies and we invested $9.0 million in 17 existing portfolio companies and had $15.2 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $6.2 million for the period.

During the nine months ended September 30, 2025, we invested $7.6 million in one new portfolio company and $21.3 million in 59 existing portfolio companies and had $120.2 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $91.3 million for the period.
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
The following table shows portfolio yield by investment type as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.4%	9.1%	10.7%	10.7%
Unitranche secured loans	10.7	12.2	11.4	14.5
Junior secured loans	8.3	8.3	7.5	7.5
Equity investments	2.8	2.8	2.8	2.8
Total	9.9%	8.8%	10.2%	10.2%
________________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both September 30, 2025 and December 31, 2024, there were no loans excluded from the weighted average contractual coupon yield.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both September 30, 2025 and December 31, 2024, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio at fair value as a percentage of our total investments at fair value (in thousands) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Fair Value:
Senior secured loans	$264,683	73.4%	$357,994	78.3%
Unitranche secured loans	2,183	0.6	3,862	0.8
Junior secured loans	31,403	8.7	29,634	6.5
LLC equity interest in SLF	28,240	7.8	32,730	7.2
Equity investments	34,141	9.5	32,828	7.2
Total	$360,650	100.0%	$457,048	100.0%
Our portfolio composition remained relatively consistent with our portfolio at December 31, 2024, with changes resulting primarily from sales, principal repayments and payoffs. As of September 30, 2025, our effective yield decreased compared to December 31, 2024, primarily due to lower spreads on certain assets and the payoff of certain higher yielding assets during the nine months ended September 30, 2025.
The following table shows our portfolio composition by industry at fair value and as a percentage of our total investments at fair value (in thousands) as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Fair Value:
Automotive	$19,821	5.5%	$16,267	3.6%
Banking	6,591	1.9	7,861	1.7
Beverage, Food & Tobacco	2,917	0.8	6,027	1.3
Capital Equipment	4,815	1.3	4,853	1.1
Chemicals, Plastics & Rubber	4,236	1.2	4,864	1.1
Construction & Building	10,510	2.9	10,334	2.3
Consumer Goods: Durable	7,478	2.1	8,263	1.8
Consumer Goods: Non-Durable	1,809	0.5	2,467	0.4
Environmental Industries	87	0.0 *	520	0.1
FIRE: Finance	8,602	2.4	12,789	2.8
FIRE: Real Estate	91,287	25.3	83,037	18.2
Healthcare & Pharmaceuticals	47,383	13.1	79,784	17.5
High Tech Industries	37,483	10.4	41,240	9.0
Hotels, Gaming & Leisure	166	0.0 *	144	0.0 *
Investment Funds & Vehicles	28,240	7.8	32,730	7.2
Media: Advertising, Printing & Publishing	10,728	3.0	12,035	2.6
Media: Broadcasting & Subscription	780	0.2	1,156	0.3
Media: Diversified & Production	24,554	6.8	43,717	9.6
Retail	1,251	0.3	2,036	0.4
Services: Business	28,161	7.8	51,175	11.2
Services: Consumer	18,052	5.0	24,113	5.3
Telecommunications	5,545	1.5	5,586	1.2
Transportation: Cargo	—	—	5,890	1.3
Wholesale	154	0.0 *	160	0.0*
Total	$360,650	99.8%	$457,048	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	286,534	79.5
3	56,348	15.6
4	13,337	3.7
5	4,431	1.2
Total	$360,650	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	370,573	81.0
3	65,711	14.4
4	15,935	3.5
5	4,829	1.1
Total	$457,048	100.0%
As of both September 30, 2025and December 31, 2024, there were ten borrowers with debt or preferred equity investments on non-accrual status. Investments on non-accrual status totaled $12.5 million at fair value, or 3.5% of our total investments at fair value at September 30, 2025 and $15.7 million at fair value, or 3.4% of our total investments at fair value at December 31, 2024.
Results of Operations
Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,
	2025	2024
Total investment income	$8,206	$15,695
Total operating expenses	6,323	9,078
Net investment income before income taxes	1,883	6,617
Income tax expense (benefit), including excise taxes	70	136
Net investment income	1,813	6,481
Net realized gain (loss) on investments	(2,378)	638
Net realized gain (loss)	(2,378)	638
Net change in unrealized gain (loss) on investments	(572)	(2,173)
Net change in unrealized gain (loss) on foreign currency and other transactions	—	20
Net change in unrealized gain (loss)	(572)	(2,153)
Net increase (decrease) in net assets resulting from operations	$(1,137)	$4,966

	Nine months ended September 30,
	2025	2024
Total investment income	$29,719	$46,504
Total operating expenses	20,375	27,705
Net investment income before income taxes	9,344	18,799
Income taxes expense (benefit), including excise taxes	147	289
Net investment income	9,197	18,510
Net realized gain (loss) on investments	(2,739)	1,148
Net realized gain (loss)	(2,739)	1,148
Net change in unrealized gain (loss) on investments	(8,932)	(8,259)
Net change in unrealized gain (loss) on foreign currency and other transactions	—	20
Net change in unrealized gain (loss)	(8,932)	(8,239)
Net increase (decrease) in net assets resulting from operations	$(2,474)	$11,419
Investment Income
The composition of our investment income for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,
	2025	2024
Interest income	$5,844	$11,303
PIK interest income	2,029	2,321
Dividend income (1)	114	1,070
Other income	23	694
Prepayment gain (loss)	43	109
Accretion of discounts and amortization of premiums	153	198
Total investment income	$8,206	$15,695

	Nine months ended September 30,
	2025	2024
Interest income	$20,675	$34,815
PIK interest income	5,588	6,535
Dividend income (2)	1,973	3,099
Other income	306	996
Prepayment gain (loss)	576	359
Accretion of discounts and amortization of premiums	601	700
Total investment income	$29,719	$46,504
________________________________________________________
(1)During the three months ended September 30, 2025 and 2024, dividend income includes PIK dividends of $93 and $115, respectively.
(2)During the nine months ended September 30, 2025 and 2024, dividend income includes PIK dividends of $333 and $344, respectively.

Total investment income decreased by $7.5 million and $16.8 million during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, primarily due to lower interest income, PIK interest income and dividend income. The reduction in interest and PIK interest income was primarily driven by a decrease in average invested assets and lower effective rates. The reduction in dividend income was primarily driven by declines in dividend income from the Company's investment in SLF.
Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,
	2025	2024
Interest and other debt financing expenses	$3,913	$5,517
Base management fees	1,652	2,006
Incentive fees (1)	—	730
Professional fees	187	239
Administrative service fees	360	270
General and administrative expenses	152	270
Directors’ fees	59	46
Total operating expenses	$6,323	$9,078

	Nine months ended September 30,
	2025	2024
Interest and other debt financing expenses	$12,523	$16,804
Base management fees	5,244	6,091
Incentive fees (1)	—	2,449
Professional fees	718	706
Administrative service fees	1,088	729
General and administrative expenses	611	731
Directors’ fees	191	195
Total operating expenses	$20,375	$27,705
________________________________________________________
(1)There were no incentive fees during the three months ended September 30, 2025. Incentive fees during the nine months ended September 30, 2025 were limited by $0.3 million, due to the Incentive Fee Limitation. Incentive fees during the three and nine months ended September 30, 2024 were limited by $0.7 million and $1.7 million, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,
	2025	2024
Interest expense - revolving credit facility	$1,947	$3,630
Interest expense - 2026 Notes	1,555	1,555
Amortization of debt issuance costs	411	332
Total interest and other debt financing expenses	$3,913	$5,517
Average debt outstanding	$211,642	$300,217
Average stated interest rate	6.6%	6.8%

	Nine months ended September 30,
	2025	2024
Interest expense - revolving credit facility	$6,697	$11,153
Interest expense - 2026 Notes	4,665	4,665
Amortization of debt issuance costs	1,161	986
Total interest and other debt financing expenses	$12,523	$16,804
Average debt outstanding	$238,955	$308,327
Average stated interest rate	6.4%	6.8%
Total operating expenses decreased by $2.8 and $7.3 million during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to a decrease in interest and other debt financing expenses from lower average debt outstanding and a reduced interest rate environment. Additionally, decreases in incentive fees resulting from lower pre-incentive fee net investment income and base management fees resulting from lower invested assets contributed to the decrease in operating expenses.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2025, we recorded a net expense (benefit) on the consolidated statements of operations of $(44) thousand and $26 thousand, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2024, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.3 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2025, we recorded a net tax expense on the consolidated statements of operations of $0.1 million and $0.1 million for these subsidiaries, respectively. For the three and nine months ended September 30, 2024, we recorded a net tax expense (benefit) on the consolidated statements of operations of zero and $(13) thousand for these subsidiaries, respectively.
Net Realized Gain (Loss)
During the three months ended September 30, 2025 and 2024, we recorded sales or dispositions on investments resulting in $(2.4) million and $0.6 million of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2025 and 2024, we recorded sales or dispositions on investments resulting in $(2.7) million and $1.1 million of net realized gain (loss) on investments, respectively. The net realized losses for the three and nine months ended September 30, 2025 were primarily related to the realization of the previously recorded unrealized losses on our investment in INH Buyer. The net realized gains during the three and nine months ended September 30, 2024 were primarily related to the realization of our investments in Seran BioScience, LLC and AdTheorent, Inc.
Net Change in Unrealized Gain (Loss)
For the three months ended September 30, 2025 and 2024 our investments had $(0.6) million and $(2.2) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2025 and 2024, our investments had $(8.9) million and $(8.3) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three and nine months ended September 30, 2025, the net change in unrealized loss on investments was primarily the result of mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of September 30, 2025, partially offset by the reversal of previously unrealized losses on the realization of INH Buyer. Unrealized losses on our equity investment in SLF also contributed to the overall decline. The decrease in value at SLF was driven by net losses on SLF's investments, which are loans to middle-market borrowers.

During the three and nine months ended September 30, 2024, the net change in unrealized loss on investments was primarily attributable to unrealized mark-to-market losses attributable to certain portfolio companies that have underlying credit performance concerns that were still held as of September 30, 2024, partially offset by net unrealized gains on the remainder of the portfolio.

For both the three and nine months ended September 30, 2025 there were no foreign currency forward contracts held or net change in unrealized gain (loss) on foreign currency and other transactions.

For both the three and nine months ended September 30, 2024 there were no foreign currency forward contracts held and we had $20 thousand of net change in unrealized gain (loss) on foreign currency and other transactions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was ($1.1) million and $5.0 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $(0.05) and $0.23, respectively.
For the nine months ended September 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was ($2.5) million and $11.4 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2025 and 2024, our per share net increase (decrease) in net assets resulting from operations was $(0.11) and $0.53, respectively.

Liquidity and Capital Resources
As of September 30, 2025, we had $3.5 million in cash and cash equivalents, $82.8 million of total debt outstanding on our revolving credit facility and $130.0 million on the 2026 Notes. We had $92.2 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on aggregate borrowings outstanding was 181% and 165%, respectively.
Cash Flows
For the nine months ended September 30, 2025, we experienced a net decrease in cash and cash equivalents of $5.5 million. During the same period, operating activities provided $92.7 million, primarily as a result of principal payments and sales of investments, partially offset by purchases of portfolio investments. During the same period, we used $98.2 million, in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
For the nine months ended September 30, 2024, we experienced a net decrease in cash and cash equivalents of $0.9 million. During the same period, operating activities provided $20.5 million, primarily as a result of principal payments and sale of investments and net investment income, partially offset by purchases of portfolio investments. During the same period, we used $21.4 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 17, 2025, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both September 30, 2025 and December 31, 2024, we had 21,666,340 shares outstanding.
On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.
Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during both the three and nine months ended September 30, 2025 and 2024, respectively.

Borrowings
Revolving Credit Facility: We have a revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits us, under certain circumstances, to increase the size of the facility up to $400.0 million. The revolving credit facility is secured by a lien on all of our assets, including cash on hand. We may make draws under the revolving credit facility to make or purchase additional investments through December 27, 2026 and for general working capital purposes until December 27, 2027, the maturity date of the revolving credit facility. On February 27, 2025 and September 26, 2025, we amended our revolving credit facility to provide additional flexibility for us to refinance the 2026 Notes, including, among other things, by modifying the borrowing base treatment of the 2026 Notes and allowing for new indebtedness to be incurred to refinance the 2026 Notes. The size, applicable margin and other significant terms of the revolving credit facility remain unchanged. On August 20, 2025, we reduced our commitment of the Revolving Credit Facility from $255.0 million to $175.0 million.
Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of our portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets at least equal to $150.0 million plus 65% of the net proceeds to us from sales of our equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. Additionally, the revolving credit facility contains provisions for inclusion of a portion of the 2026 Notes the definition of indebtedness requiring borrowing base coverage. This required inclusion is $20.0 million through January 15, 2026, with an increase in the required inclusion level leading up to the maturity of the 2026 Notes. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.
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
As of September 30, 2025 and December 31, 2024, we had U.S. dollar borrowings of $82.8 million and $163.9 million, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of September 30, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.9% and 7.1% .

2026 Notes: As of both September 30, 2025 and December 31, 2024, we had $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”) outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. We may redeem the 2026 Notes in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.
Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for both the three and nine months ended September 30, 2025 and 2024 totaled $5.4 million ($0.25 per share) and $16.3 million ($0.75 per share), respectively, none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2025 and 2024, no portion of these distributions would have been characterized as a return of capital to stockholders.
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
MRCC Senior Loan Fund I, LLC
We co-invest with Life Insurance Company of the Southwest (“LSW”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and LSW. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. Our investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF. We and LSW have agreed to work towards a wind-down of SLF in advance of the Merger and during the quarter began actively selling underlying investments in the portfolio.
SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both September 30, 2025 and December 31, 2024, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2025 and December 31, 2024, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.
As of both September 30, 2025 and December 31, 2024, we had committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both September 30, 2025 and December 31, 2024, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed. For the three and nine months ended September 30, 2025, we received a $0.6 million return of capital distribution from our equity investment in SLF. As of September 30, 2025 and December 31, 2024, our investment in SLF had an amortized cost of $42.1 million $42.7 million, and a fair value of $28.2 million and $32.7 million, respectively. As part of the continued wind down of SLF, on October 31, 2025, the Company received an additional $14.5 million return of capital from its equity investment in SLF.
For the three months ended September 30, 2025, we received no dividend income from our LLC equity interest in SLF. For the nine months ended September 30, 2025, we received $1.6 million of dividend income from our LLC equity interest in SLF. For the three and nine months ended September 30, 2024 we received $0.9 million and $2.7 million, respectively, of dividend income from our LLC equity interest in SLF.

On September 18, 2025, SLF fully repaid its senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., which was held through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). As of December 31, 2024, the aggregate commitment and principal amounts outstanding was $38.2 million. Borrowings on the SLF Credit Facility bore interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of December 31, 2024, the SLF Credit Facility was accruing a weighted average interest rate of 6.9%.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2025, SLF incurred $52 thousand and $0.2 million of allocable expenses, respectively. For the three and nine months ended September 30, 2024, SLF incurred $37 thousand and $0.1 million, respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.
As of September 30, 2025 and December 31, 2024, SLF had total assets at fair value of $56.7 million and $104.2 million, respectively. As of both September 30, 2025 and December 31, 2024, SLF had four portfolio company investments on non-accrual status with fair values of $2.0 million and $5.2 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2025 and December 31, 2024, SLF had $0.2 million and $1.6 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Secured loans (1)	24,567	101,624
Weighted average current interest rate on secured loans (2)	8.9%	9.3%
Number of portfolio company investments in SLF	14	36
Largest portfolio company investment (1)	4,817	4,900
Total of five largest portfolio company investments (1)	17,745	23,901
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	7.85%	5.10% Cash/ 6.75% PIK	2/26/2027	3,223	$3,101
Trident Maritime Systems, Inc.		SF	7.85%	5.10% Cash/ 6.75% PIK	2/26/2027	140	134
Trident Maritime Systems, Inc. (Revolver)		SF	7.85%	4.03% Cash/ 7.85% PIK	2/26/2027	325	312
						3,688	3,547
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.10%	12/1/2027	1,333	1,315
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.21%	12/1/2027	381	376
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	9.05%	12/1/2027	132	51
						1,846	1,742
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	(5)	SF	7.11%	11.28%	10/3/2025	1,135	423
						1,135	423
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.61%	5.78% Cash/ 4.00% PIK	8/15/2026	2,919	2,438
PVHC Holding Corp		SF	6.40%	9.64% Cash/ 0.75% PIK	2/17/2027	1,887	1,869
						4,806	4,307
Services: Business
SIRVA Worldwide Inc. (Delayed Draw)	(4)	SF	8.00%	12.00%	2/20/2029	381	240
						381	240
Telecommunications
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(5)	SF	6.00%	5.17% Cash/ 5.00% PIK	3/3/2030	640	579
						640	579
Transportation: Cargo
Keystone Purchaser, LLC		SF	6.01%	10.01%	5/7/2027	4,817	4,799
						4,817	4,799
Total Non-Controlled/Non-Affiliate Senior Secured Loans						17,313	15,637

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	10.94%	9/30/2027	784	609
						784	609
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	9.96%	10/15/2028	4,434	3,656
						4,434	3,656
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	10.96%	11/30/2028	1,042	365
SIRVA Worldwide Inc.		SF	8.00%	7.20% Cash/ 5.00% PIK	8/20/2029	1,216	1,190
						2,258	1,555
Total Non-Controlled/Non-Affiliate Junior Secured Loans						7,476	5,820

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2025
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value

Equity Securities (6) (7) (8)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)		—	—	—	—	—	$91
RugsUSA Intermediate, LLC (44,170 Class A Units)		—	—	—	—	—	310
							401
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)		—	—	—	—	—	—
							—
FIRE: Real Estate
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)	—	—	—	—	—	—
							—
Healthcare & Pharmaceuticals
Cano Health, Inc. (79,030 shares of common units)		—	—	—	—	—	267
Cano Health, Inc. (warrant to purchase up to 2,682 shares of common units)		—	—	—	6/28/2029	—	—
							267
Services: Business
Output Services Group, Inc. (51,370 Class A units)		—	—	—	—	—	13
SIRVA Worldwide Inc. (2,252 Class A common shares)		—	—	—	—	—	—
SIRVA Worldwide Inc. (518 Class A preferred shares)		—	—	—	—	—	613
							626
Telecommunications
AppLogic Networks OpCo I LLC (fka Sandvine Corporation) (40 shares of Class A units)		—	—	—	—	—	—
							—

Total Non-Controlled/Non-Affiliate Equities							1,294

TOTAL INVESTMENTS							$22,751
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) which resets daily, monthly, quarterly or semiannually. We have provided the spread over SOFR and the current contractual rate of interest in effect at September 30, 2025. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(3)The headquarters of this portfolio company is located in Canada.
(4)All or a portion of this commitment was unfunded as of September 30, 2025. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of September 30, 2025, meaning that we have ceased accruing interest income on the position.
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

Below is certain summarized financial information for SLF as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	September 30, 2025	December 31, 2024
Assets
Investments, at fair value	$22,751	$97,951
Cash and cash equivalents	14,840	1,488
Restricted cash and cash equivalents	—	3,673
Receivable for unsettled trades	18,130	—
Interest receivable	981	1,047
Other assets	8	—
Total assets	$56,710	$104,159
Liabilities
Revolving credit facility	$—	$38,214
Less: Unamortized debt issuance costs	—	—
Total debt, less unamortized debt issuance costs	—	38,214
Interest payable	—	272
Accounts payable and accrued expenses	227	212
Total liabilities	227	38,698
Members’ capital	56,483	65,461
Total liabilities and members’ capital	$56,710	$104,159

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Investment income:
Interest income	$1,320	$2,975	$5,373	$10,345
Total investment income	1,320	2,975	5,373	10,345
Expenses:
Interest and other debt financing expenses	121	1,159	976	4,204
Professional fees and other expenses	104	120	401	477
Total expenses	225	1,279	1,377	4,681
Net investment income	1,095	1,696	3,996	5,664
Net gain (loss):
Net realized gain (loss)	(11,289)	—	(11,207)	82
Net change in unrealized gain (loss)	7,462	(298)	2,533	(794)
Net gain (loss)	(3,827)	(298)	(8,674)	(712)
Net increase (decrease) in members’ capital	$(2,732)	$1,398	$(4,678)	$4,952

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
Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of September 30, 2025 and December 31, 2024, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $27.0 million and $38.5 million, respectively. As of both September 30, 2025 and December 31, 2024, we had unfunded commitments to SLF of $7.3 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.
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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Throughout 2025, the overall middle market has experienced spread compression and a modest increase in leverage attachment points; however, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. M&A activity has eased since the fourth quarter of 2024; however, market fundamentals support increased deal activity through the remainder of 2025 and into 2026. Through the first three quarters of 2025, new money volumes have accounted for a larger share of overall direct lending volumes relative to the first three quarters of 2024. This dynamic has been primarily driven by a rise in refinancing activity, as borrowers often will seek to lower their cost of capital in an environment where spreads have compressed.(2) Loan documentation and structures, more notably in the lower middle market, continue to be lender favorable due to market uncertainty stemming from the potential tariffs implemented by the current U.S. administration and concurrent market volatility. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and ongoing impact of elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is well insulated from the potential risks associated with tariffs and lingering inflation. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
________________________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index - August 2025.
(2)LSEG LPC’s 3Q25 Sponsored Middle Market Private Deals Analysis – October 2025.
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
As of September 30, 2025, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During both the three and nine months ended September 30, 2025 and 2024, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.
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
Assuming that the consolidated statement of assets and liabilities as of September 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(6,989)	$(2,484)	$(4,505)
Down 200 basis points	(4,765)	(1,656)	(3,109)
Down 100 basis points	(2,382)	(828)	(1,554)
Up 100 basis points	2,382	828	1,554
Up 200 basis points	4,765	1,656	3,109
Up 300 basis points	7,147	2,484	4,663
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
Currency Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2025, we held no investments in foreign currencies or foreign currency forward contracts.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. Except as set forth below, there have been no material changes known to us during the quarter ended September 30, 2025 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. The risks and uncertainties described below and in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed below or in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
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
The Transactions may not be completed. If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred and will incur out-of-pocket expenses in connection with the Transactions for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Transactions are not completed. In addition, if the Transactions are not completed on the contemplated schedule, we may be unable to refinance our outstanding indebtedness on attractive terms, which could impact our financial condition.
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
The Transactions are subject to closing conditions, including certain approvals of our and HRZN’s respective stockholders that, if not satisfied, will prevent the Transactions from being completed. The closing conditions that our stockholders approve the Transactions may not be waived under applicable law and must be satisfied for the Transactions to be completed. We currently expect that all of our directors and executive officers will vote their shares of our common stock in favor of the proposals presented at our special meeting of stockholders. If our stockholders do not approve the Transactions and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business and operations. The closing condition that HRZN’s stockholders approve the issuance of the shares of HRZN’s common stock pursuant to the Merger Agreement (the “Merger Stock Issuance Proposal”) at the HRZN special meeting of stockholders as described in the Merger Agreement may not be waived under applicable law and must be satisfied for the Merger to be completed. If HRZN’s stockholders do not approve the Merger Stock Issuance Proposal and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business and operations. In addition to the required approvals of our and HRZN’s stockholders, the Transactions are subject to a number of other conditions beyond our, MCIP’s and HRZN’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither we nor MCIP nor HRZN can predict whether and when these other conditions will be satisfied.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, by and among Horizon Technology Finance Corporation, HMMS, Inc., Monroe Capital Corporation, Monroe Capital BDC Advisors, LLC and Horizon Technology Finance Management LLC, dated as of August 7, 2025 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2025)

2.2
Asset Purchase Agreement, by and among Monroe Capital Corporation, Monroe Capital Income Plus Corporation and Monroe Capital BDC Advisors, LLC, dated as of August 7, 2025 (Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on August 8, 2025)

3.1
Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

3.2
Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.1
Amendment No. 8 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 26, 2025*

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

Date: November 5, 2025	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Corporation

Date: November 5, 2025	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Corporation