Form 10-K
period 2025-12-31
MONROE CAPITAL Corp
filed 2026-03-05
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-00866
MONROE CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-4895840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 North Wacker Drive, 35th Floor Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)
(312) 258-8300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MRCC	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $137.8 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2025, which is the last business day of the registrant's most recently completed second fiscal quarter.
As of March 4, 2026, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
•Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and
•SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we previously co-invested with Life Insurance Company of the Southwest (“LSW”), primarily in senior secured loans.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 as amended ("Exchange Act"). Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:
•our, or our portfolio companies', future business, operations, operating results or prospects;
•the consummation of the transactions contemplated by the Merger Agreement with HRZN and the Asset Purchase Agreement with MCIP (each as defined below);
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•political and regulatory conditions that contribute to uncertainty and market volatility, including the impact of a U.S. government shutdown as well as the legislative, regulatory, trade (including tariffs) and other policies associated with the current U.S. administration;
•the impact of ongoing military conflicts and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•our ability to recover unrealized losses;
•the impact of increased competition;
•the impact of changing interest and elevated inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•the disruption of global shipping activities;
•our contractual arrangements and relationships with third parties;

•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the U.S. Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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
On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4.2 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 thousand and offering costs were $27 thousand, resulting in net proceeds of approximately $4.1 million. There were no stock issuances through the ATM Program during the years ended December 31, 2025, 2024, and 2023.
Merger Agreement with Horizon Technology Finance Corporation
On August 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Technology Finance Corporation, a Delaware corporation (“HRZN”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of HRZN (“Merger Sub”), MC Advisors, and Horizon Technology Finance Management LLC, a Delaware limited liability company and investment adviser to HRZN. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger, Merger Sub will merge with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of HRZN and, immediately thereafter, we will merge with and into HRZN, with HRZN continuing as the surviving company (collectively, the “Merger”). See “Note 6. Transaction with Related Parties—Merger Agreement with Horizon Technology Finance Corporation” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of the terms of the Merger Agreement and the transactions contemplated by the Merger Agreement.
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
Following the Asset Sale, our only assets will be the net cash proceeds from the sale after giving effect to the receipt of proceeds from the Asset Sale, repayment of liabilities, transaction costs and distribution of undistributed net investment income. Pursuant to and subject to the terms and conditions of the Merger Agreement, subsequent to the closing of the Asset Sale, we will merge with HRZN. See “Note 6. Transactions with Related Parties—Asset Purchase Agreement with Monroe Capital Income Plus Corporation” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of the terms of the Asset Purchase Agreement and the transactions contemplated by the Asset Purchase Agreement.
On January 20, 2026, we filed a definitive joint proxy statement/prospectus with the SEC in connection with the Transactions, and we have scheduled a special meeting of stockholders for March 13, 2026 to seek stockholder approval of the proposals described therein.

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
Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $334.9 million at December 31, 2025. Our portfolio at December 31, 2025 consists of 87 different portfolio companies and holdings include senior secured, unitranche secured and junior secured debt and equity investments. As of December 31, 2025, we have borrowed $62.0 million under our revolving credit facility and $130.0 million in aggregate principal amount of senior unsecured notes (“2026 Notes”) outstanding.
Our investments will generally range between $2.0 million and $40.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2025, our portfolio included approximately 78.6% senior secured loans, 0.7% unitranche secured loans, 10.5% junior secured loans and 10.2% equity investments. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in many cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
OUR INVESTMENT ADVISOR
Our investment activities are managed by our investment advisor, MC Advisors, pursuant to an investment advisory and management agreement (the “Amended Investment Advisory Agreement”). MC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and their private equity sponsors, analyzing investment opportunities, structuring our investments and managing our investments and portfolio companies on an ongoing basis. MC Advisors was organized in February 2011 and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
Under our Amended Investment Advisory Agreement with MC Advisors, we pay MC Advisors a base management fee and an incentive fee for its services. While not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate consistent with the requirements of Section 15 of the 1940 Act.

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Lewis W. Solimene, Jr., provides investment services to MC Advisors pursuant to a staffing agreement (the “Staffing Agreement”) between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Solimene, Jr. have developed a broad network of contacts within the investment community and average more than 40 years of experience investing in debt and equity investments of lower middle-market companies. In addition, Messrs. Koenig and Solimene, Jr. have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions.
In addition to his roles with Monroe Capital, Mr. Koenig serves as an interested director on the Board. Mr. Koenig has more than 40 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Solimene Jr. has more than 40 years of experience in alternative investing, corporate finance, restructuring and special situations experience at organizations including Allstate Investments, Macquarie Capital (USA), Inc., Ernst & Young Corporate Finance, LLC and Banc of America Securities, LLC. Mr. Solimene Jr. is joined on MC Advisors' investment committee by Zia Uddin and Michael Egan, each of whom is a senior investment professional at Monroe Capital. Mr. Uddin also serves as the President and Co-Portfolio Manager, Institutional Portfolios at Monroe Capital. Mr. Uddin has more than 30 years of management consulting, corporate finance, private equity, turnaround and investing experience. Prior to Monroe Capital, Mr. Uddin worked at organizations including two middle market private equity funds and Arthur Andersen LLP. Mr. Egan also serves as the Vice Chairman and Chief Credit Officer at Monroe Capital. Mr. Egan has more than 40 years of experience in commercial finance, credit administration, banking and distressed investing. Prior to Monroe Capital, Mr. Egan worked at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp.
ABOUT MONROE CAPITAL
Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of January 1, 2026, Monroe Capital had approximately $23.6 billion in assets under management. Over its more than twenty-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 540 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2025, Monroe Capital’s investment professionals invested in over 2,300 loans and related investments in an aggregate amount of approximately $55.0 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.
On March 31, 2025, in connection with the change of control transaction where an affiliate of Wendel SE acquired 75% of the outstanding equity interests of certain affiliates of Monroe Capital, including MC Advisors (the "Wendel Transaction"), we entered into the Amended Investment Advisory Agreement with MC Advisors. The Amended Investment Advisory Agreement was approved by our stockholders at a meeting of stockholders held on February 21, 2025. The terms of the Amended Investment Advisory Agreement, including the fee structure and services to be provided, remained the same as the terms of the former investment advisory and management agreement between us and MC Advisors, dated November 4, 2019 (the "Original Investment Advisory Agreement"). The Original Investment Advisory Agreement terminated pursuant to its terms as a result of the Wendel Transaction in accordance with the requirements of the 1940 Act. Under the terms of the Amended Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to us. We pay MC Advisors a fee for its services under the Amended Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee.

Since the closing of the Wendel Transaction, Monroe Capital has continued to operate independently, retaining its current governance and leadership structure, including Theodore L. Koenig as Chief Executive Officer and Chairman, Zia Uddin as President, Michael Egan as Vice Chairman and Chief Credit Officer, and Tom Aronson as Vice Chairman and Head of Originations. Monroe Capital's investment process, strategy and operations have remained the same, and the investment advisory agreements between Monroe Capital (and its affiliates) and its client funds, including its BDCs, have remained substantively the same.
INVESTMENT STRATEGY
Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2025, our largest industry concentrations of investments were in the FIRE: Real Estate, Healthcare & Pharmaceuticals, and High Tech Industries sectors, which represented approximately 28.0%, 14.1%, and 11.2%, respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:
Attractive Current Yield on Investment Portfolio. We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target directly originated senior and unitranche secured debt will have an average maturity of three to seven years, and we expect our target directly originated junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a SOFR floor), may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan), and that we will typically receive upfront closing fees of 1% to 4%. We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot provide assurance that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.
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

BUSINESS STRATEGY
We believe that we represent an attractive investment opportunity for the following reasons:
Deep, Experienced Management Team. We are led by Mr. Koenig, our Chairman and Chief Executive Officer, and Mr. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, who also have active roles within MC Advisors. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 300 professionals. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2025, Monroe Capital’s investment professionals invested in over 2,300 loans and related investments in an aggregate amount of over $55.0 billion.
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
Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed more than 3,000 investment opportunities during 2025. Monroe Capital’s over 2,300 previously executed transactions, over 540 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.
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
Warrants and Equity Co-Investments. In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In other cases, we may make a minority equity co-investment in the portfolio company in connection with a loan. Additionally, we may receive equity in our distressed portfolio companies in conjunction with amendments or additional debt fundings.
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
Senior Loan Fund. We previously invested in SLF, which, prior to its wind-down, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invested primarily in senior secured loans of middle market companies. These senior secured loans were generally similar to our senior secured loans, which were secured by a first lien on some or all of the issuer’s assets and included traditional senior debt and any related revolving or similar credit facility. SLF could have also invested in more liquid senior secured loans. See “Note 3. Investments—MRCC Senior Loan Fund I, LLC” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of the SLF wind-down.
Investments
We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investments by investing approximately $2.0 million to $40.0 million of capital, on average, in middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2025, as well as the top ten industries in which we were invested as of December 31, 2025, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
HFZ Capital Group, LLC (1)	$36,273	10.8%
Witkoff/Monroe 700 JV LLC	20,815	6.2
American Community Homes, Inc.	18,790	5.6
Planful, Inc.	16,764	5.0
Kar Wash Holdings, LLC	15,290	4.6
SFR Holdco, LLC	10,828	3.2
Lifted Trucks Holdings, LLC	10,295	3.1
Dorado Acquisition, Inc.	8,824	2.6
KL Moon Acquisition, LLC	8,804	2.6
Security Services Acquisition Sub Corp.	7,788	2.3
Total	$154,471	46.0%
______________________________________________________________
(1)Includes the associated investment in MC Asset Management (Corporate), LLC.

Industry	Fair Value of Investments	Percentage of Total Investments
FIRE: Real Estate	$93,604	28.0%
Healthcare & Pharmaceuticals	47,332	14.1
High Tech Industries	37,484	11.2
Services: Business	28,900	8.6
Media: Diversified & Production	22,826	6.8
Automotive	19,701	5.9
Services: Consumer	18,171	5.4
Construction & Building	10,544	3.1
Media: Advertising, Printing & Publishing	10,143	3.0
FIRE: Finance	8,629	2.6
Total	$297,334	88.7%
INVESTMENT PROCESS OVERVIEW
We view our investment process as consisting of the phases described below:
Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with 12 offices across the United States, Middle East, Asia and Australia. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities.
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
Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. The Investment Committee considers its comprehensive new business presentation to approve or decline each investment. The committee is committed to providing a prompt turnaround on investment decisions. Each investment opportunity requires unanimous approval of the Investment Committee. Follow-on investments in existing portfolio companies require the Investment Committee’s approval beyond that obtained when the initial investment in the company was made.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	238,146	71.1
3	78,048	23.3
4	14,150	4.2
5	4,511	1.4
Total	$334,855	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	370,573	81.0
3	65,711	14.4
4	15,935	3.5
5	4,829	1.1
Total	$457,048	100.0%
MANAGEMENT AND OTHER AGREEMENTS
MC Advisors is located at 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, MC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Amended Investment Advisory Agreement, MC Advisors:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•assists us in determining what investments we purchase, retain or sell;
•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•executes, closes, services and monitors the investments we make.
MC Advisors’ services under the Amended Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Amended Investment Advisory Agreement
Under the Amended Investment Advisory Agreement with MC Advisors and subject to the overall supervision of our Board, MC Advisors provides investment advisory services to us. For providing these services, MC Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated initially at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided, however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. This has the effect of reducing our base management fee rate on assets in excess of regulatory leverage of 1:1 debt to equity to 1.00% per annum. The base management fee is payable quarterly in arrears.
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
The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Investment Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.
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
•organization and offering costs;
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
Duration and Termination
Unless terminated earlier as described below, the Amended Investment Advisory Agreement will continue in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Amended Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Amended Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors — Risks Relating to Our Business and Structure — MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”
Indemnification
The Amended Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Advisors and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Amended Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Amended Investment Advisory Agreement.
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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Board most recently reapproved the Administration Agreement on February 26, 2026. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2025, 2024 and 2023, we incurred $3.3 million, $2.9 million and $2.8 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.5 million, $1.0 million and $0.9 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.
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
License Agreement
We have entered into a license agreement with Monroe Capital under which Monroe Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital.” Under this agreement, we have a right to use the “Monroe Capital” name for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name. This license agreement will remain in effect for so long as the Amended Investment Advisory Agreement with MC Advisors is in effect.
MC Advisors’ Staffing Agreement
We do not have any internal employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of MC Advisors to achieve our investment objective. MC Advisors is an affiliate of Monroe Capital and depends upon access to the investment professionals and other resources of Monroe Capital and Monroe Capital’s affiliates to fulfill its obligations to us under the Amended Investment Advisory Agreement. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the professionals of Monroe Capital and its affiliates. Under the Staffing Agreement, MC Management provides MC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of MC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to MC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

Board Approval of the Amended Investment Advisory Agreement
At a meeting of our Board held on December 9, 2024, our Board, including the directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve, and recommended that our stockholders approve, the Amended Investment Advisory Agreement in accordance with the requirements of the 1940 Act. The Amended Investment Advisory Agreement was subsequently approved by our stockholders on February 21, 2025. In reliance upon certain exemptive relief provided by the SEC for in-person meetings, the Board undertook to ratify the Amended Investment Advisory Agreement at its next in-person meeting. In reaching a decision to approve the Amended Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Amended Investment Advisory Agreement, including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Amended Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.
•The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Amended Investment Advisory Agreement are reasonable compared to other BDCs.
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
Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Amended Investment Advisory Agreement and its continuation as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided. Refer to "Part II - Recent Developments" for additional information on the Amended Investment Advisory Agreement.
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
In addition, we will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2025, 2024 and 2023, we recorded $0.1 million, $0.5 million and $0.5 million on our consolidated statements of operations for U.S. federal excise taxes.
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
As described above, to the extent that we invest in equity investments of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity investments of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

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
(d)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity investments of the eligible portfolio company.
(e)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(f)Cash, cash equivalents, U.S. government securities or high-quality debt investments that mature in one year or less from the date of investment.
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
Significant Managerial Assistance
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order for portfolio securities to qualify as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, service providers (e.g. MC Advisors) offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. Under the Administration Agreement, MC Management assists MC Advisors in providing managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such request this assistance.

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
Senior Securities
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries, including our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”) prior to its dissolution on March 31, 2022, for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. On October 2, 2014, we received exemptive relief from the SEC which permitted us to exclude the debt of our SBIC subsidiaries from our asset coverage test under the 1940 Act. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”
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
On December 17, 2025, we and certain of our affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on October 15, 2014 and amended on January 10, 2023. The Order permits us to participate in negotiated co-investment transactions with other funds managed by MC Advisors and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when we co-invest with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if we dispose of an asset acquired in a co-investment transaction, unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we will adopt and the Board will approve policies and procedures reasonably designed to ensure our compliance with the conditions of the Order, and MC Advisors and our Chief Compliance Officer will provide reporting to the Board.
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

Proxy Voting Records
You may obtain information about how we voted proxies for the Company by making a written request for proxy voting information to: Monroe Capital Corporation, 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606, Attention: Chief Compliance Officer, or by calling Monroe Capital Corporation at (312) 258-8300. The SEC also maintains a website at www.sec.gov that contains such information.
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
POLICIES AND PROCEDURES FOR MANAGING CONFLICTS
As of December 31, 2025, affiliates of MC Advisors manage other assets in 10 closed-end funds, 33 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on first-lien secured debt investments to early and growth-stage venture capital, private equity-backed companies, and small cap publicly traded companies. In addition, MC Advisors manages the consolidated entities of a private BDC, Monroe Capital Income Plus Corporation (“MCIP”), and the consolidated entities of a non-traded BDC, Monroe Capital Enhanced Lending Fund (“MLEND”), and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

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
AVAILABLE INFORMATION
We intend to make this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available free of charge as soon as reasonably practicable following our filing of such reports with the SEC. We maintain a website at www.monroebdc.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated into this report, and you should not consider information on our website to be part of this report. You may also obtain such information by contacting us in writing at 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606, Attention: Investor Relations. The SEC maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.
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
•A majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
•We are subject to risks associated with artificial intelligence and machine learning technology.
Risks Relating to Our Investments
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Our portfolio companies consist of and will likely continue to consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
•We may be subject to risks associated with our investments in senior loans, junior debt investments, “covenant-lite” loans, unitranche secured loans and securities, bank loans, and securitized products.
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
Risks Relating to the Transactions
•Because both MRCC’s NAV and the market price of HRZN’s common stock will fluctuate, our common stockholders cannot be sure of the market value of the Merger Consideration they will receive until the closing date of the Merger.
•MRCC stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.
•The Merger and/or Asset Sale may trigger certain “change of control” provisions and other restrictions in contracts of HRZN, MRCC or their affiliates (e.g., under contracts governing indebtedness), and the failure to obtain any required consents or waivers could adversely impact the combined company.
•The opinion delivered to the MRCC Board by the financial advisors to the special committee of the Board prior to signing the Merger Agreement and the Asset Purchase Agreement does not reflect changes in circumstances after the date of the opinions.
•If the Merger and Asset Sale do not close, we will not benefit from the expenses incurred in their pursuit of the Transactions.
•The termination of the Merger Agreement and/or Asset Purchase Agreement could negatively impact us.
•We could have indemnification obligations to MCIP and our directors or officers.
•The Merger Agreement and Asset Purchase Agreement limit our ability to pursue alternatives to the Transactions.

•The Transactions are subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Transactions not being completed, which may result in material adverse consequences to our business and operations.
•We and HRZN are subject to operational uncertainties and contractual restrictions while the Transactions are pending.
•We, MCIP and HRZN may, to the extent legally allowed, waive one or more conditions to the Transactions without resoliciting stockholder approval.
•The shares of HRZN Common Stock to be received by MRCC stockholders as a result of the Merger will have different rights associated with them than shares of MRCC Common Stock currently held by them.
•The market price of HRZN’s common stock after the Merger may be affected by factors different from those affecting HRZN’s common stock currently.
•We may not replicate our historical performance, or the historical success of HRZN.
Risks Relating to Our Business and Structure
We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.
We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Amended Investment Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly those who comprise MC Advisors’ investment committee. The individual investment committee members may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.
MC Advisors evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Amended Investment Advisory Agreement. We can offer no assurance, however, that MC Advisors’ senior investment professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Monroe Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom Monroe Capital’s senior investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
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
The investment committee that oversees our investment activities is provided by MC Advisors under the Amended Investment Advisory Agreement. The loss of any member of MC Advisors’ investment committee or of other Monroe Capital senior investment professionals would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operations.

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
Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on MC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives depends upon MC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. MC Advisors has substantial responsibilities under the Amended Investment Advisory Agreement. The senior origination professionals and other personnel of MC Advisors and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.
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
As of December 31, 2025, MC Advisors manages other assets in MCIP, MLEND, and affiliates of MC Advisors manage other assets in 10 closed-end funds, 33 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies, and one BDC which focuses on first-lien secured debt investments to early and growth-stage venture capital, private equity-backed companies, and small cap publicly traded companies. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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
In the course of our investing activities, we pay management and incentive fees to MC Advisors. Management fees are based on our total assets (which include assets financed using leverage but exclude cash and cash equivalents). As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets financed using leverage but excluding cash and cash equivalents, MC Advisors benefits when we incur debt or otherwise use leverage. This fee structure may encourage MC Advisors to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our Board is charged with protecting our interests by monitoring how MC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, MC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

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
The Amended Investment Advisory Agreement with MC Advisors and the Administration Agreement with MC Management were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.
We negotiated the Amended Investment Advisory Agreement and the Administration Agreement with related parties. Consequently, their terms, including fees payable to MC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with MC Advisors and MC Management. Any such decision, however, would breach our fiduciary obligations to our stockholders.

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
We and our affiliates expect to hold controlling and non-controlling interests in other private fund managers which could preclude us from pursuing certain investments. In addition, from time to time, we may lend to, or otherwise invest in, unaffiliated registered investment advisers, which may create conflicts of interest.
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
We access the capital markets periodically to issue debt or equity investments or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments.

We may need to raise additional capital to grow because we must distribute most of our income.
We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity investments or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.
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
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of our debt may not exceed 66.7% of the value of our total assets), if certain requirements are met, including approval by our Board and stockholders.
On June 20, 2018, our stockholders approved the application of the modified asset coverage requirements, as approved by our Board on March 27, 2018, and we became subject to the 150% minimum asset coverage ratio, effective June 21, 2018.

Leverage is generally considered a speculative investment technique and may increase the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, stockholders will experience increased risks of investing in our common stock.
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
We may issue debt investments or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.
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
As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and stockholders might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 17, 2026. We may seek further stockholder approval to sell shares below net asset value in the future.
We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.
We maintain a revolving credit facility, have issued debt investments and may borrow money, including through the issuance of additional debt investments or preferred stock, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:
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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	‑10%	‑5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	(28.99%)	(17.79%)	(6.59%)	4.62%	15.82%
______________________________________________________________
(1)The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)Assumes $373.0 million in total assets, $206.5 million in debt outstanding, of which $192.0 million is senior securities outstanding, $166.5 million in net assets and an average cost of funds of 5.31%, which was the weighted average interest rate of borrowing on our revolving credit facility and 2026 Notes as of December 31, 2025. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.
(3)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2025 total portfolio assets of at least 2.94%.
The majority of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.
As of December 31, 2025, the majority of our assets (excluding, among other things, investments held in and by certain of our subsidiaries) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of higher interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt investments. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
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
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder and regulator perspectives on ESG policies and disclosure. Some stakeholders and regulators have increasingly expressed opposing views, in some cases pursuing legislation or investment guidelines that disfavor the consideration of ESG factors.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
We are exposed to risks associated with changes in interest rates.
Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income by compressing the difference between the total interest income earned on our investments and the total interest expense incurred on our interest bearing liabilities. Alternatively, while an increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt investments and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our Valuation Designee. A majority of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, our Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable to us on the debt investments we acquire, the default rate on such securities, the level of our expenses, including the cost of our indebtedness, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulations will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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
MC Advisors can resign on 60 days’ notice under the Amended Investment Advisory Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
MC Advisors has the right to resign under the Amended Investment Advisory Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our securities may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by MC Advisors and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, administrative expenses payable to MC Management, as administrator, to compensate them for accounting, legal and administrative personnel, auditing and legal fees and similar expenses.
Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us and the value of our common stock.
As a public reporting company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.
We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, after being subject to the reporting requirements of the Exchange Act for a specified period of time, our management will be required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to continue to incur associated expenses, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that our quarterly reviews and annual audits will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results of operations may be adversely affected. As a result, we expect to incur significant associated expenses, which may negatively impact our financial performance and our ability to make distributions.
Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, including military conflicts, global health emergencies, or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. We face evolving threats to our data and systems, including phishing, malware, unauthorized access, system failure, and disruption. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
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
Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that advancements in artificial intelligence and new computing technologies increase the sophistication, speed, and computing power available to threat actors. Our hybrid work environment and reliance on distributed teams, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote or hybrid working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.
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
Political and regulatory conditions that contribute to uncertainty and market volatility including legislative, regulatory, trade and policy changes could materially impact our business operations and financial performance and business and financial performance of our portfolio companies.
The political and economic environment in the U.S. has resulted in and will continue to result in market uncertainty. Changing regulatory policies because of the political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and access to capital. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on our industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us and our portfolio companies in substantial and unpredictable ways.

Changes to United States tariff and import/export regulations could negatively affect us and our portfolio companies.
The U.S. has recently enacted and proposed to enact significant new tariffs. In response, certain foreign trading partners have imposed, and may impose in the future, retaliatory tariffs on certain U.S. goods. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court's decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA. Additionally, the U.S. administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the continued uncertainty relating to U.S. trade policy, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and trade between the impacted nations and the U.S.
Any of these factors could impact economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which could, in turn, impact our business, the business of our portfolio companies, our financial condition and results of operations.

We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including generative intelligence, machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”) and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to us, MC Advisors, and our portfolio investments. These advancements could harm the Fund and our portfolio investments by reducing the demand for both the technology and software offerings of our portfolio investments. Additionally, these advancements could significantly disrupt our portfolio investments and subject them to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Also, AI advancements, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets.
The Fund and our portfolio investments could be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users.
While MC Advisors does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, MC Advisors' business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate, disrupting portfolio company’s business models or subjecting us, our portfolio companies and MC Advisors to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and MC Advisors. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and MC Advisors.
Independent of its context of use, AI is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

Regulations related to AI could also impose certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on AI demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should the Fund, the Adviser and our portfolio companies fail to comply.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes.
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
Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our business, financial condition, operating results, and prospects.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or MC Advisors render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or MC Advisors provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.
In the past, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt investments and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. If such a period of disruption were to occur in the future, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The spread between the yields realized on riskier debt investments and those realized on securities perceived as being risk-free has remained narrow on a relative basis recently. If these spreads were to widen or if there were deterioration of market conditions, these events could materially and adversely affect our business.
We and our portfolio companies may maintain cash balances at financial institutions and exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
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
Investment in leveraged companies involves a number of significant risks. Leveraged companies, including lower middle-market companies, in which we invest may have limited financial resources and may be unable to meet their obligations under their debt investments that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency.
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
We may be subject to risks associated with our investments in junior debt investments.
We invest in junior debt investments. Although certain junior debt investments are typically senior to common stock or other equity investments, the equity and debt investments in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by all of the financial covenants, such as limitations upon additional indebtedness, typically protecting such senior debt. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.
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
We invest in bank loans and may invest in participations. These obligations are subject to unique risks, including:
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
As of December 31, 2025, our investments in the FIRE: Real Estate industry represented approximately 28.0% of the fair value of our portfolio. We may invest portions of our portfolio in the real estate industry, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond our control. Any of these factors could lead to a significant decline in the value of our real estate-related investments, and could in turn, materially adversely affect our business, financial condition and results of operations.
We may be subject to risks associated with our investments in the healthcare and pharmaceutical industry.
As of December 31, 2025, our investments in the Healthcare & Pharmaceuticals industry represented approximately 14.1% of the fair value of our portfolio. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.
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
As of December 31, 2025, our investments in High Tech Industries represented approximately 11.2% of the fair value of our portfolio. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments include original issue discount ("OID"), components and may include PIK interest or PIK dividend components. For the year ended December 31, 2025, PIK interest and PIK dividends comprised approximately 20.2% and 1.2% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
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
We may invest in the debt of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We generally seek to invest capital in senior, unitranche and junior secured loans and, to a lesser extent, unsecured subordinated debt and equity. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt investments in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt investments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt investments in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
We currently hold, and we may in the future make, investments that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity investments back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
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
Risks Relating to the Transactions
Because both MRCC’s NAV and the market price of HRZN’s common stock will fluctuate, our common stockholders cannot be sure of the market value of the Merger Consideration they will receive until the closing date of the Merger.
At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to such time (other than shares owned by HRZN or any of its consolidated subsidiaries), will be converted into the right to receive a number of shares of HRZN’s common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares. For illustrative purposes, based on September 30, 2025 net asset values and including transaction costs and other tax-related distributions, HRZN would issue approximately 23.0 million shares of its common stock in the aggregate pursuant to the Merger Agreement based on our shares of common stock outstanding as of September 30, 2025, resulting in pro forma ownership of the combined company of 65.9% for HRZN’s current stockholders and 34.1% for our current stockholders.
The market value of the shares of HRZN’s common stock to be received by our common stockholders (together with cash to be received by our common stockholders in lieu of fractional shares, the “Merger Consideration”) may vary from the closing price of HRZN’s common stock on the date the Merger was announced, on the date of the filing of this Annual Report on Form 10-K, on the date that HRZN and our joint proxy statement/prospectus was mailed to stockholders, on the date of our special meeting of stockholders or the date of HRZN’s special meeting of stockholders and on the date the Merger is completed and thereafter. Any change in the market price of HRZN’s common stock prior to completion of the Merger will affect the market value of the Merger Consideration that our stockholders will receive upon completion of the Merger.
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
MRCC stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.
MRCC stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in MRCC prior to the Merger. Consequently, MRCC stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of MRCC.
Prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, HRZN and MRCC could each issue additional shares of common stock, which would further reduce the percentage ownership of the combined company held by current HRZN stockholders or to be held by MRCC stockholders, as applicable. After completion of the Merger, HRZN may issue additional shares of its common stock, par value $0.001 per share (“HRZN Common Stock”), including, subject to certain restrictions under the 1940 Act, including a requirement to obtain stockholder approval of such issuance, at prices below HRZN Common Stock’s then-current net asset value per share. The issuance or sale by HRZN of shares of HRZN Common Stock at a discount to net asset value poses a risk of dilution to HRZN and former MRCC stockholders.
The Merger and/or Asset Sale may trigger certain “change of control” provisions and other restrictions in contracts of HRZN, MRCC or their affiliates (e.g., under contracts governing indebtedness), and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain agreements of HRZN and MRCC or their affiliates, which may include agreements governing indebtedness of HRZN or MRCC, will or may require the consent or waiver of one or more counterparties in connection with the Transactions. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or HRZN’s or MRCC’s obligations under, any such agreement because the Transactions may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, HRZN may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. HRZN and MRCC cannot assure you that HRZN will be able to replace or amend any such agreement on comparable terms or at all. If these types of provisions are triggered in agreements governing indebtedness of HRZN or MRCC, the lender or holder of the debt instrument could accelerate repayment under such indebtedness and negatively affect HRZN’s business, financial condition, results of operations and cash flows.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing HRZN from operating a material part of MRCC’s business.
In addition, the consummation of the Transactions may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of HRZN or MRCC. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

The opinion delivered to our Board by the financial advisors to the special committee of the Board prior to signing the Merger Agreement and the Asset Purchase Agreement does not reflect changes in circumstances after the date of the opinion.
The opinion of the financial advisors to the special committee of the Board was delivered to our board on, and dated, August 7, 2025. Changes in the operations and prospects of MRCC or HRZN, general market and economic conditions and other factors that may be beyond the control of MRCC or HRZN may significantly alter the value of MRCC or the price of shares of HRZN Common Stock by the time the Merger is completed. The opinion does not speak as of the time the Transactions will be completed or as of any date other than the date of such opinion.
If the Merger and Asset Sale do not close, we will not benefit from the expenses incurred in their pursuit of the Transactions.
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
The Merger Agreement and Asset Purchase Agreement contain provisions that limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of us or our assets. These provisions, which are typical for transactions of this type, and include an aggregate of $11 million in termination fees payable by a third-party acquiror under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price than that proposed in the Asset Sale or the Merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Transactions are subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Transactions not being completed, which may result in material adverse consequences to our business and operations.
The Transactions are subject to closing conditions, including certain approvals of our and HRZN’s respective stockholders that, if not satisfied, will prevent the Transactions from being completed. The closing conditions that our stockholders approve the Transactions may not be waived under applicable law and must be satisfied for the Transactions to be completed. We currently expect that all of our directors and executive officers will vote their shares of our common stock in favor of the proposals presented at our special meeting of stockholders (currently scheduled for March 13, 2026). If our stockholders do not approve the Transactions and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business and operations. The closing condition that HRZN’s stockholders approve the issuance of the shares of HRZN’s common stock pursuant to the Merger Agreement (the “Merger Stock Issuance Proposal”) at the HRZN special meeting of stockholders as described in the Merger Agreement may not be waived under applicable law and must be satisfied for the Merger to be completed. If HRZN’s stockholders do not approve the Merger Stock Issuance Proposal and the Transactions are not completed, the resulting failure of the Transactions could have a material adverse impact on our business and operations. In addition to the required approvals of our and HRZN’s stockholders, the Transactions are subject to a number of other conditions beyond our, MCIP’s and HRZN’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither we nor MCIP nor HRZN can predict whether and when these other conditions will be satisfied.
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
We, MCIP, and HRZN may, to the extent legally allowed, waive one or more conditions to the Transactions without resoliciting stockholder approval.
Certain conditions to our, MCIP’s, and HRZN’s obligations to complete the Transactions may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and MCIP or HRZN, as applicable. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement and Asset Purchase Agreement will have the discretion to complete the Transactions without seeking further stockholder approval. The conditions requiring the approval of the Transactions by the Company’s stockholders, however, cannot be waived.
The shares of HRZN Common Stock to be received by MRCC stockholders as a result of the Merger will have different rights associated with them than shares of MRCC Common Stock currently held by them.
The rights associated with our Common Stock are different from the rights associated with HRZN’s Common Stock (e.g., a majority of the MRCC stockholders may call a special meeting of stockholders, while the HRZN Bylaws do not contain a similar right).
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We rely on the cybersecurity strategy and policies implemented by Monroe Capital, the parent of both MC Advisors and MC Management that also apply to the Company. Monroe Capital’s cybersecurity strategy prioritizes prevention, detection, and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Monroe Capital’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Monroe Capital’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Monroe Capital has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.
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
The Monroe Capital cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of MC Advisors and MC Management. Monroe Capital also has annual certification requirements for employees, including employees who provide services to us pursuant to our Amended Investment Advisory Agreement and our Administration Agreement with respect to certain policies supporting the cybersecurity program. Monroe Capital undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Monroe Capital and its critical third-party vendors through a diligence process that includes, as applicable, the review of security controls, independent audits, and contractual compliance. Monroe Capital also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

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
Risk Management and Strategy
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. “Information systems” means electronic information resources that we own or use, including physical or virtual infrastructure controlled by these information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the information necessary to maintain or support our operations. Because cybersecurity threats continue to evolve, we have been required and may continue to be required to expend significant resources to continue to implement, modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”
To address cybersecurity threats (defined as potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems or any information residing in those systems therein), we have implemented an incident and event response program. That program is a component of our overall enterprise risk management and business continuity frameworks. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity relative to our information systems, as well as to report on any suspected advanced persistent threats. The program is designed to allow for the detection and timely and efficient recovery from cybersecurity incidents (defined as a violation or imminent threat of violation of information security policies, acceptable use policies, or standard computer security practices) and events by providing a well-defined, organized approach for handling any potential threats to the confidentiality, integrity, and/or availability of our information systems.
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

During or at the conclusion of an assessment of a cybersecurity incident, we will respond to the incident. The response will vary based upon the severity of the incident or event. The Head of Information Technology will note the classification of the information potentially impacted, paying close attention to information classified as personally identifiable information and sensitive. The Head of Information Technology and appropriate personnel will determine whether the incident is likely to affect ongoing business operations. If such is the case (e.g., contamination is widespread across production systems), Monroe Capital’s Incident Response Plan and Business Continuity Plan shall be invoked, as necessary. In determining the level of response and assessing the materiality of an incident, we have identified three criticality levels of incidents and events based upon both quantitative and qualitative factors, including:
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
The CSIRT is responsible for incident reporting and response. The action steps taken, beyond notification, are typically accomplished with the assistance of the IT department. The Head of Information Technology or CSIRT team members will work with the appropriate personnel to respond to the incident (following written guidelines) and to ensure concurrent documentation of the same. Should a breach occur at a third party that has a material impact on Monroe Capital, the CSIRT must be notified.
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
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Austin, Texas; Boston, Massachusetts; Miami, Florida; Naples, Florida; Farmington, Connecticut; Abu Dhabi, United Arab Emirates; Seoul, South Korea; and Sydney, Australia. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.
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
HOLDERS
As of March 4, 2026, there were six holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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
PERFORMANCE GRAPH
The following graph compares the return on our common stock from December 31, 2020 to December 31, 2025, the last stock trading days of 2020 and 2025, respectively, with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 31, 2020, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
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
The following table sets forth the high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV per share and the distributions declared by us since January 1, 2024:

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Declared Distributions (3)(4)
	NAV (1)	High	Low
Year ending December 31, 2025
Fourth Quarter	$7.68	$7.06	$5.90	(8.1)%	(23.2)%	$0.18
Third Quarter	$7.99	$7.69	$6.16	(3.8)%	(22.9)%	$0.25
Second Quarter	$8.29	$7.66	$6.15	(7.6%)	(25.8)%	$0.25
First Quarter	$8.63	$8.81	$7.61	2.1%	(11.8)%	$0.25
Year ending December 31, 2024
Fourth Quarter	$8.85	$8.64	$7.82	(2.4%)	(11.6)%	$0.25
Third Quarter	$9.18	$8.18	$7.14	(10.9)%	(22.2)%	$0.25
Second Quarter	$9.20	$7.89	$7.03	(14.2%)	(23.6)%	$0.25
First Quarter	$9.30	$7.55	$6.99	(18.8)%	(24.8)%	$0.25
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
(4)Our management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent that our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. There was no return of capital for tax purposes for both the years ended December 31, 2025 and 2024.

FEES AND EXPENSES
The information in the following table is being provided to update, as of December 31, 2025, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-272896). This information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and actual amounts and percentages may vary. Except where the context suggests otherwise, whenever this prospectus contains a reference to fees or expenses paid by “you,” “us,” “the Company” or “Monroe Capital Corporation,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in Monroe Capital Corporation.

	December 31, 2025
Stockholder transaction expenses:
Sales load of other commission (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	Up to $15 Transaction Fee	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees(4)	3.80%
Incentive fees(5)	—%
Interest payments on borrowed funds(6)	8.84%
Other expenses(7)	2.11%
Acquired fund fees and expenses(8)	—%
Total annual expense(9)	14.75%
______________________________________________________________
(1)In the event that the securities are sold to or through underwriters or agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load or commission.
(2)The prospectus supplement corresponding to each offering will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price, and the offering expenses borne by us as a percentage of the offering price.
(3)If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant's account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator's fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan. For additional information, see “Dividend Reinvestment Plan.”
(4)Our base management fee is calculated initially at an annual rate of 1.75% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) at the end of each of the two most recently completed calendar quarters; provided however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) at the end of each of the two most recently completed quarters that exceeds the product of (i) 200% and (ii) our average net asset value at the end of each of the two most recently completed quarters. The “base management fee” percentage is calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. The base management fee referenced in the table above is based on actual total assets (excluding cash and cash equivalents) and use of leverage for the year ended December 31, 2025. See “Management and Other Agreements — Amended Investment Advisory Agreement.”
(5)Estimated assuming that annual incentive fees earned by MC Advisors remains consistent with the incentive fees earned, gross of the Incentive Fee Limitation due to the total return requirement, if applicable, for the year ended December 31, 2025 of zero, as a percentage of our average net assets of $179.6 million for the period. For information about our Incentive Fee Limitation and incentive fee waivers, see “Management and Other Agreements — Amended Investment Advisory Agreement” and “Consolidated Statements of Operations” in our financial statements incorporated by reference into this prospectus.

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
The second part of the incentive fee, payable annually in arrears, equals 20% of our realized capital gains on a cumulative basis from inception through the end of the fiscal year, if any (or upon the termination of the Amended Investment Advisory Agreement, as of the termination date), computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees. We will accrue (but not pay) an expense for potential payment of capital gain incentive fees with respect to any unrealized appreciation on our portfolio.
See “Management and Other Agreements — Amended Investment Advisory Agreement.”
(6)We may borrow funds from time to time to make investments to the extent we determine that it is appropriate to do so. The costs associated with any outstanding borrowings are indirectly borne by our investors. The table assumes borrowings are consistent with the average borrowings for the year ended December 31, 2025 of $236.0 million, no preferred stock issued or outstanding and average net assets of $179.6 million. For the year ended December 31, 2025, we had interest expense of $15.9 million (including fees for unused portions of commitments and amortization of debt issuance costs). As of December 31, 2025, the weighted average interest rate of our revolving credit facility (excluding debt issuance costs) was 6.49% and the interest rate on our senior unsecured notes was 4.75%. Although we do not have any current plans to issue debt investments or preferred stock in the next twelve months, we may issue debt investments or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)Includes our estimated overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by MC Management. The table above assumes “other expenses” remain consistent with the $3.8 million incurred during the year ended December 31, 2025 and average net assets for the period of $179.6 million.
(8)During 2025, our stockholders indirectly bore the expenses of our investment in SLF. SLF did not pay any fees to MC Advisors or its affiliates; however, SLF had entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions were delegated to MC Management. For the year ended December 31, 2025, SLF reimbursed MC Management $0.8 million for its allocable share of overhead and other expenses incurred by MC Management. As of December 31, 2025, SLF had been liquidated and, as a result, the above table assumes that no future expenses will be incurred by us in connection with SLF.

(9)“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. We calculate the “total annual expenses” percentage as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been purchased with borrowed amounts. The terms of our indebtedness may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowings” incorporated by reference into this prospectus and in other documents incorporated by reference into this prospectus. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets for the year ended December 31, 2025, our “total annual expenses” would be 6.28% of average consolidated total assets for the period of $421.7 million. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150%. We have included our estimated leverage expenses (consistent with the assumptions in footnote (7)) in “total annual expenses.”
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

You would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$148	$401	$607	$970
Assuming a 5% annual return (assumes entire return is from realized capital gains and thus subject to the capital gains incentive fee)	$158	$424	$635	$995
This table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As incentive fees vary based on the character of the 5% return under the Amended Investment Advisory Agreement, the example above provides (i) expenses assuming no return from capital gains (therefore not meeting the hurdle rate for the first part of the incentive fee) and (ii) expenses assuming the entire return is from realized capital gains (resulting in a capital gains incentive fee). For the year ended December 31, 2025, our return included net realized and unrealized capital losses. If sufficient returns are achieved on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. The example assumes that all dividends and other distributions are reinvested at NAV. Under certain circumstances, reinvestment of dividends and other distributions under the distribution reinvestment plan may occur at a price per share that differs from NAV. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
This example and the expenses in the table above should not be considered a representation of our future expenses as actual expenses (including the cost of debt, if any, and other expenses) that we may incur in the future and such actual expenses may be greater or less than those shown.

SENIOR SECURITIES
Information about our senior securities is shown in the following table as of December 31, 2025 and for the years indicated in the table (dollars in thousands). This annual information has been derived from our audited consolidated financial statements for each respective period, which have been audited by Grant Thornton LLP (“Grant Thornton”) for the year ended December 31, 2025, KPMG LLP (“KPMG”) for the year ended December 31, 2024, and by RSM US LLP (“RSM”) for the year ended December 31, 2023, as well as for all prior years. Grant Thornton, KPMG, and RSM served as our independent registered public accounting firms for the respective periods. The report of Grant Thornton on the senior securities table as of December 31, 2025 is attached as Exhibit 99.1 to this report.

Class and Year	Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Asset Market Value per Unit (4)
Revolving Credit Facility
December 31, 2025	$62,000	$1,867	—	N/A
December 31, 2024	163,900	1,652	—	N/A
December 31, 2023	174,100	1,670	—	N/A
December 31, 2022	204,600	1,673	—	N/A
December 31, 2021	151,045	1,888	—	N/A
December 31, 2020	126,559	1,995	—	N/A
December 31, 2019	180,294	1,862	—	N/A
December 31, 2018	136,026	2,262	—	N/A
December 31, 2017	117,092	3,380	—	N/A
December 31, 2016	129,000	2,848	—	N/A

5.75% Notes due 2023
December 31, 2020	$109,000	$1,995	—	$940	(5)
December 31, 2019	109,000	1,862	—	1,005	(5)
December 31, 2018	69,000	2,262	—	986	(5)

4.75% Notes due 2026
December 31, 2025	$130,000	$1,867	—	N/A
December 31, 2024	130,000	1,652	—	N/A
December 31, 2023	130,000	1,670	—	N/A
December 31, 2022	130,000	1,673	—	N/A
December 31, 2021	130,000	1,888	—	N/A

Secured Borrowings (6)
December 31, 2016 (7)	$1,320	$2,848	—	N/A
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
Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $40.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2025, our portfolio included approximately 78.6% senior secured loans, 0.7% unitranche secured loans, 10.5% junior secured loans and 10.2% equity investments, compared to December 31, 2024, when our portfolio included approximately 78.3% senior secured loans, 0.8% unitranche secured loans, 6.5% junior secured loans and 14.4% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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

Merger Agreement with Horizon Technology Finance Corporation
On August 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Technology Finance Corporation, a Delaware corporation (“HRZN”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of HRZN (“Merger Sub”), MC Advisors, and Horizon Technology Finance Management LLC, a Delaware limited liability company and investment adviser to HRZN. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger, Merger Sub will merge with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of HRZN and, immediately thereafter, we will merge with and into HRZN, with HRZN continuing as the surviving company (collectively, the “Merger”). See “Note 6. Transaction with Related Parties—Merger Agreement with Horizon Technology Finance Corporation” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of the terms of the Merger Agreement and the transactions contemplated by the Merger Agreement.
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
Following the Asset Sale, our only assets will be the net cash proceeds from the sale after giving effect to the receipt of proceeds from the Asset Sale, repayment of liabilities, transaction costs and distribution of undistributed net investment income. Pursuant to and subject to the terms and conditions of the Merger Agreement, subsequent to the closing of the Asset Sale, which is currently anticipated to occur near the end of the first quarter or early in the second quarter of this year, we will merge with HRZN. See “Note 6. Transactions with Related Parties—Asset Purchase Agreement with Monroe Capital Income Plus Corporation” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of the terms of the Asset Purchase Agreement and the transactions contemplated by the Asset Purchase Agreement.
On January 20, 2026, we filed a definitive joint proxy statement/prospectus with the SEC in connection with the Transactions, and we have scheduled a special meeting of stockholders for March 13, 2026 to seek stockholder approval of the proposals described therein.
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
Portfolio and Investment Activity
During the year ended December 31, 2025, we invested $7.6 million in one new portfolio company, received distributions-in-kind of 11 new portfolio companies for $10.2 million in conjunction with the wind-down of SLF, and invested $24.4 million in 75 existing portfolio companies and had $156.9 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $114.7 million for the year.
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

The following table shows portfolio yield by investment type as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.9%	8.7%	10.7%	10.7%
Unitranche secured loans	10.2	11.7	11.4	14.5
Junior secured loans	8.4	8.4	7.5	7.5
Equity investments	2.5	2.5	2.8	2.8
Total	9.4%	8.4%	10.2%	10.2%
________________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both December 31, 2025 and December 31, 2024, there were no loans excluded from the weighted average contractual coupon yield.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both December 31, 2025 and December 31, 2024, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.
The following table shows the composition of our investment portfolio at fair value as a percentage of our total investments at fair value (in thousands) as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Fair Value:
Senior secured loans	$263,219	78.6%	$357,994	78.3%
Unitranche secured loans	2,183	0.7	3,862	0.8
Junior secured loans	35,180	10.5	29,634	6.5
LLC equity interest in SLF	—	—	32,730	7.2
Equity investments	34,273	10.2	32,828	7.2
Total	$334,855	100.0%	$457,048	100.0%
Changes in the composition of our portfolio as of December 31, 2025, primarily driven by investment sales, principal repayments, loan payoffs, and the wind-down of SLF and the associated in-kind distributions during the year. As of December 31, 2025, portfolio yields decreased compared to December 31, 2024, primarily due to declining base rates, lower spreads on certain assets, and the payoff of certain higher yielding assets during the year.

The following table shows our portfolio composition by industry at fair value and as a percentage of our total investments at fair value (in thousands) as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$1,646	0.5%	$—	—%
Automotive	19,701	5.9	16,267	3.6
Banking	6,479	2.0	7,861	1.7
Beverage, Food & Tobacco	2,875	0.9	6,027	1.3
Capital Equipment	4,982	1.5	4,853	1.1
Chemicals, Plastics & Rubber	3,911	1.2	4,864	1.1
Construction & Building	10,544	3.1	10,334	2.3
Consumer Goods: Durable	7,526	2.2	8,263	1.8
Consumer Goods: Non-Durable	1,745	0.5	2,467	0.4
Containers, Packaging & Glass	2,023	0.6	—	—
Environmental Industries	87	0.0 *	520	0.1
FIRE: Finance	8,629	2.6	12,789	2.8
FIRE: Real Estate	93,604	28.0	83,037	18.2
Healthcare & Pharmaceuticals	47,332	14.2	79,784	17.5
High Tech Industries	37,484	11.3	41,240	9.0
Hotels, Gaming & Leisure	142	0.0 *	144	0.0 *
Investment Funds & Vehicles	—	—	32,730	7.2
Media: Advertising, Printing & Publishing	10,143	3.0	12,035	2.6
Media: Broadcasting & Subscription	697	0.2	1,156	0.3
Media: Diversified & Production	22,826	6.8	43,717	9.6
Retail	1,068	0.3	2,036	0.4
Services: Business	28,900	8.6	51,175	11.2
Services: Consumer	18,171	5.4	24,113	5.3
Telecommunications	1,820	0.5	5,586	1.2
Transportation: Cargo	2,396	0.7	5,890	1.3
Wholesale	124	0.0 *	160	0.0 *
Total	$334,855	100.0%	$457,048	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	238,146	71.1
3	78,048	23.3
4	14,150	4.2
5	4,511	1.4
Total	$334,855	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	370,573	81.0
3	65,711	14.4
4	15,935	3.5
5	4,829	1.1
Total	$457,048	100.0%
As of December 31, 2025, there were 14 borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $13.4 million at fair value, or 4.0% of our total investments at fair value at December 31, 2025. As of December 31, 2024, there were ten borrowers with debt or preferred equity investments on non-accrual status and these investments totaled $15.7 million at fair value, or 3.4% of our total investments at fair value at December 31, 2024.
Results of Operations
Operating results were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Total investment income	$37,875	$60,527	$64,297
Total operating expenses	26,246	35,543	40,242
Net investment income before income taxes	11,629	24,984	24,055
Income taxes expense, including excise taxes	223	452	806
Net investment income	11,406	24,532	23,249
Net realized gain (loss) on investments	(16,667)	1,431	(38,769)
Net realized gain (loss) on foreign currency forward contracts	—	—	1,756
Net realized gain (loss) on foreign currency and other transactions	—	—	(135)
Net realized gain (loss)	(16,667)	1,431	(37,148)
Net change in unrealized gain (loss) on investments	139	(16,259)	15,777
Net change in unrealized gain (loss) on foreign currency forward contracts	—	—	(1,507)
Net change in unrealized gain (loss)	139	(16,259)	14,270
Net increase (decrease) in net assets resulting from operations	$(5,122)	$9,704	$371

Investment Income
The composition of our investment income was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest income	$26,217	$44,283	$49,779
PIK interest income	7,651	9,161	9,407
Dividend income (1)	2,096	4,292	4,188
Other income (2)	516	1,324	(679)
Prepayment gain (loss)	603	531	553
Accretion of discounts and amortization of premiums	792	936	1,049
Total investment income	$37,875	$60,527	$64,297
________________________________________________________
(1)During the years ended December 31, 2025, 2024 and 2023, dividend income includes PIK dividends of $456, $457 and $477, respectively.
(2)During the year ended December 31, 2023 there was a reversal of $1,559 of previously accrued other income associated with our former loan investment in IT Global Holding, LLC (“IT Global”).
Total investment income decreased by $22.6 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to lower interest income, PIK interest income, and dividend income. Interest and PIK interest income declines were primarily as a result of the decline in weighted average invested assets and lower effective rates driven by the decline in base rates. The reduction in dividend income was primarily driven by declines in dividend income from the Company's investment in SLF.
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

Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest and other debt financing expenses	$15,867	$21,917	$22,847
Base management fees	6,821	8,056	8,603
Incentive fees(1)	—	2,449	5,812
Professional fees	1,022	902	719
Administrative service fees	1,483	1,011	940
General and administrative expenses	800	964	1,174
Directors’ fees	253	244	147
Total operating expenses	$26,246	$35,543	$40,242
________________________________________________________
(1)There were no incentive fees during the year ended December 31, 2025. Incentive fees during the years ended December 31, 2025 and 2024 were limited by $251 and $2,947, respectively, due to the Incentive Fee Limitation. Incentive fees during the year ended December 31, 2023 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.
The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest expense - revolving credit facility	$8,020	$14,380	$15,319
Interest expense - 2026 Notes	6,220	6,220	6,220
Amortization of debt issuance costs	1,627	1,317	1,308
Total interest and other debt financing expenses	$15,867	$21,917	$22,847
Average debt outstanding	$228,881	$302,211	$318,884
Average stated interest rate	6.2%	6.8%	6.7%
The decrease in operating expenses of $9.3 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a decrease in interest and other debt financing expenses from lower average debt outstanding and a reduced interest rate environment. Additionally, decreases in incentive fees resulting from lower pre-incentive fee net investment income and base management fees resulting from lower invested assets contributed to the decrease in operating expenses.
The decrease in operating expenses of $4.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to a decrease in incentive fees resulting from the $2.9 million in Incentive Fee Limitations during the year ended December 31, 2024. Additionally, decreases in interest expense primarily from lower average debt outstanding and base management fees from lower invested assets during the current year contributed to the decrease in operating expenses.
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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2025, 2024 and 2023, we recorded a net expense on the consolidated statements of operations of $0.1 million, $0.5 million, and $0.5 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2025, 2024 and 2023, we recorded a net tax expense (benefit) on the consolidated statements of operations of $0.1 million, $(4) thousand and $0.3 million, respectively, for these subsidiaries.
Net Realized Gain (Loss)
During the years ended December 31, 2025, 2024 and 2023, we had sales or dispositions of investments resulting in $(16.7) million, $1.4 million and $(38.8) million of net realized gain (loss) on investments, respectively. The net realized losses during the year ended December 31, 2025 were primarily related to the realization of the previously recorded unrealized losses on our investments in SLF and INH Buyer, Inc. The net realized losses for the year ended December 31, 2024 were primarily related to the gain on the disposition of the equity of SoundHound AI, Inc. (fka Amelia Holding II, LLC), partially offset by the realization of the previously recorded unrealized losses on our investments in Seran BioScience, LLC and AdTheorent, Inc. The net realized losses for the year ended December 31, 2023 were primarily related to the realization of the previously recorded unrealized losses on our investment in Vinci Brands LLC, California Pizza Kitchen, Inc. and Forman Mills.
We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the years ended December 31, 2025 and 2024, we had no foreign currency forward contracts and no foreign currency borrowings. During the year ended December 31, 2023, we had $1.8 million of net realized gain (loss) on foreign currency forward contracts and $(0.1) million of net realized gain (loss) on foreign currency and other transactions.
Net Change in Unrealized Gain (Loss)
For the years ended December 31, 2025, 2024 and 2023 our investments had $0.1 million, $(16.3) million and $15.8 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the year ended December 31, 2025, the net change in unrealized gain on investments was primarily the result of the reversal of previously recognized unrealized losses on the realization of SLF and INH Buyer, partially offset by mark-to-market losses from certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of December 31, 2025.
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

For the years ended December 31, 2025 and 2024, we had no foreign currency forward contracts and no foreign currency borrowings. For the year ended December 31, 2023, our foreign currency forward contracts had $(1.5) million of net change in unrealized gain (loss) and, we had no foreign currency borrowings of net change in unrealized gain (loss), respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2025, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was ($5.1) million, $9.7 million and $0.4 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2025, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $(0.24), $0.45 and $0.02, respectively.
The $14.8 million decrease in net assets resulting from operations during the year ended December 31, 2025, was primarily the result of lower net investment income due to the significant reduction in the size of the portfolio and a reduction in the interest rate environment. The $9.3 million increase during the year ended December 31, 2024, was primarily the result of lower net losses on the portfolio.
Liquidity and Capital Resources
As of December 31, 2025, we had $1.9 million in cash and cash equivalents, $62.0 million of total debt outstanding on our revolving credit facility and $130.0 million on the 2026 Notes. We had $113.0 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” and “Recent Developments” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on aggregate borrowings outstanding was 187% and 165%, respectively.
Cash Flows
For the year ended December 31, 2025, we experienced a net decrease in cash and cash equivalents of $7.1 million. During the same period, operating activities provided $115.9 million primarily as a result of proceeds from principal payments and sales of investments and net investment income, partially offset by purchases of portfolio investments. During the same period, we used $123.0 million in financing activities primarily as a result of net repayments on our revolving credit facility and distributions to stockholders.
For the year ended December 31, 2024, we experienced a net increase in cash and cash equivalents of $4.1 million. During the same period, operating activities provided $36.0 million primarily as a result of principal repayments and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the same period, we used $31.9 million in financing activities primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
For the year ended December 31, 2023, we experienced a net decrease in cash and cash equivalents of $0.5 million. During the same period, operating activities provided $51.7 million primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used $52.2 million in financing activities primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 17, 2025, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both December 31, 2025 and December 31, 2024, we had 21,666,340 shares outstanding.
On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.
Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during each of the years December 31, 2025, 2024 and 2023.
Borrowings
Revolving Credit Facility: We have a revolving credit facility with ING Capital LLC, as agent. On August 20, 2025, we reduced the aggregate commitments available under the revolving credit facility from $255 million to $175 million. The revolving credit facility has an accordion feature which permits us, under certain circumstances, to increase the size of the facility up to $400.0 million. The revolving credit facility is secured by a lien on all of our assets, including cash on hand. We may make draws under the revolving credit facility to make or purchase additional investments through December 27, 2026 and for general working capital purposes until December 27, 2027, the maturity date of the revolving credit facility. On February 27, 2025 and September 26, 2025, we amended our revolving credit facility to provide additional flexibility for us to refinance the 2026 Notes, including, among other things, by modifying the borrowing base treatment of the 2026 Notes and allowing for new indebtedness to be incurred to refinance the 2026 Notes.
Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of our portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets at least equal to $150.0 million plus 65% of the net proceeds to us from sales of our equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. Additionally, the revolving credit facility contains provisions for inclusion of a portion of the 2026 Notes the definition of indebtedness requiring borrowing base coverage. This required inclusion is $20.0 million through January 15, 2026, with an increase in the required inclusion level leading up to the maturity of the 2026 Notes. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.
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

As of December 31, 2025 and December 31, 2024, we had U.S. dollar borrowings of $62.0 million and $163.9 million, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of December 31, 2025 and 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.5% and 7.1%, respectively.
As of December 31, 2025 and 2024, we were in compliance with all covenants and other requirements of the revolving credit facility. See “Recent Developments” for discussion of a subsequent event related to an amendment to the revolving credit facility.
2026 Notes: As of December 31, 2025 and 2024, we had $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”) outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. We may redeem the 2026 Notes in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.
As of December 31, 2025 and 2024, we were in compliance with all covenants and other requirements of the 2026 Notes. See “Recent Developments” for discussion of a subsequent event related to the amendment and pay-off of the 2026 Notes.
Distributions
Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders totaled $20.1 million ($0.93 per share) for the year ended December 31, 2025 and $21.7 million ($1.00 per share) for both the years ended December 31, 2024 and 2023, none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year. See Note 9 to our consolidated financial statements for information on the tax character of our distributions.
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

MRCC Senior Loan Fund I, LLC
We previously co-invested with Life Insurance Company of the Southwest (“LSW”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF was capitalized as underlying investment transactions were completed, taking into account available debt and equity commitments available for funding those investments. All portfolio and investment decisions in respect to SLF were approved by the SLF investment committee, consisting of one representative of each of us and LSW. Investments held by SLF were measured at fair value using the same valuation methodologies as described below. Our investment was illiquid in nature as SLF did not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF. On December 10, 2025, SLF’s Board of Managers, pursuant to SLF’s Limited Liability Agreement, dated October 31, 2017 (as amended, the “LLC Agreement”), adopted resolutions approving the wind-down and dissolution of SLF. As of December 31, 2025, SLF completed its wind-down of SLF’s remaining portfolio investments and distributed in-kind the remaining unsold investments.
As of December 31, 2024, we had made net capital contributions to SLF of $42.7 million, with a fair value of $32.7 million. During the year ended December 31, 2025, we recorded return of capital distributions totaling $28.9 million (including $10.2 million received as distribution-in-kind of investments previously held by SLF). During the year ended December 31, 2025, we recorded net realized losses of $13.8 million and net change in unrealized gain (loss) of $9.9 million on our investment in SLF.
For the years ended December 31, 2025, 2024 and 2023, we received $1.6 million, $3.6 million, and $3.6 million respectively, of dividend income from our LLC equity interest in SLF.
SLF’s profits and losses were allocated to us and LSW in accordance with the respective ownership interests. As of December 31, 2024, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of December 31, 2024, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded. Additionally, as of December 31, 2024, we had committed to fund $50.0 million of LLC equity interest subscriptions to SLF, and $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.
As of December 31, 2024, SLF had total assets at fair value of $104.2 million, respectively. As of December 31, 2024, SLF had four portfolio company investments on non-accrual status with a fair value of $5.2 million. The portfolio companies in SLF were in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2024, SLF had $1.6 million in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
On September 18, 2025, SLF fully repaid its senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., which was held through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). As of December 31, 2024, the aggregate commitment and principal amounts outstanding was $38.2 million. Borrowings on the SLF Credit Facility bore interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of December 31, 2024, the SLF Credit Facility was accruing a weighted average interest rate of 6.9%.
SLF did not pay any fees to MC Advisors or its affiliates; however, SLF had entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions were delegated to MC Management. SLF reimbursed MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2025, 2024 and 2023, SLF incurred $0.2 million of allocable expenses, respectively. There are no agreements or understandings by which we guaranteed any SLF obligations.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2024:

December 31, 2024
Secured loans (1)	101,624
Weighted average current interest rate on secured loans (2)	9.3%
Number of portfolio company investments in SLF	36
Largest portfolio company investment (1)	4,900
Total of five largest portfolio company investments (1)	23,901
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

Below is certain summarized financial information for SLF as of December 31, 2025 (liquidation date) and 2024, and for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value	$—	$97,951
Cash and cash equivalents	696	1,488
Restricted cash and cash equivalents	—	3,673
Receivable for unsettled trades	21,943	—
Interest receivable	145	1,047
Other assets	8	—
Total assets	$22,792	$104,159
Liabilities
Revolving credit facility	$—	$38,214
Less: Unamortized debt issuance costs	—	—
Total debt, less unamortized debt issuance costs	—	38,214
Interest payable	—	272
Distributions payable	22,557	—
Accounts payable and accrued expenses	235	212
Total liabilities	22,792	38,698
Members’ capital	—	65,461
Total liabilities and members’ capital	$22,792	$104,159

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Interest income	$5,646	$13,012	$18,362
Total investment income	5,646	13,012	18,362
Expenses:
Interest and other debt financing expenses	976	5,173	8,847
Professional fees and other expenses	544	640	757
Total expenses	1,520	5,813	9,604
Net investment income	4,126	7,199	8,758
Net gain (loss):
Net realized gain (loss)	(23,361)	82	(5,119)
Net change in unrealized gain (loss)	14,831	(862)	(1,216)
Net gain (loss)	(8,530)	(780)	(6,335)
Net increase (decrease) in members’ capital	$(4,404)	$6,419	$2,423

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
•On August 7, 2025, we entered into the Merger Agreement with HRZN, the Merger Sub, Monroe Capital BDC Advisors, LLC, and Horizon Technology Finance Management LLC. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information about the Merger.
•On August 7, 2025, we entered into an Asset Purchase Agreement with MCIP and MC Advisors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information about the Asset Sale.
•SLF had an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF reimbursed MC Management for its allocable share of overhead and other expenses incurred by MC Management. The agreement was terminated in connection with the wind-down of SLF, effective December 31, 2025. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.
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

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table shows our significant contractual payment obligations for repayment as of December 31, 2025 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$62,000	$—	$62,000	$—	$—
2026 Notes	130,000	130,000	—	—	—
Unfunded commitments (1)	20,473	20,473	—	—	—
Total contractual obligations	$212,473	$150,473	$62,000	$—	$—
____________________________________________________________
(1)Unfunded commitments represent all amounts unfunded as of December 31, 2025. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2025.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2025 and December 31, 2024, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $20.5 million and $38.5 million, respectively. As of December 31, 2024, we had unfunded commitments to SLF of $7.3 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Prior to its wind-down, drawdowns of the commitments to SLF required authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.
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
Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. In 2025, the overall middle market experienced spread compression and leverage and loan-to-value attachments points have decreased nominally. Further, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. Direct lending volume increased in 2025 driven by significant growth in LBO activity and recapitalizations, which offset a double digit decrease in M&A activity over the same time period.(2) Underlying market fundamentals continue to support increased deal activity throughout 2026. Throughout 2025, new money volumes hit a record high on annual basis as they continued to account for the largest of overall direct lending volumes. This dynamic has been primarily driven by a rise in refinancing activity, as borrowers often will seek to lower their cost of capital in an environment where spreads have compressed.(2) Loan documentation and structures, more notably in the lower middle market, continue to be lender favorable due to market uncertainty stemming from the potential tariffs implemented by the current U.S. administration, market headline sentiment, and concurrent market volatility and uncertainty. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is well insulated from the potential risks associated with tariffs and lingering inflation. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment. ________________________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index - December 2025.
(2)LSEG LPC’s 4Q25 Sponsored Middle Market Private Deals Analysis – January 2026.

Recent Developments
On January 14, 2026, we entered into Amendment No. 9 (the “Amendment”) to our Second Amended and Restated Senior Secured Revolving Credit Agreement with certain lenders party thereto and ING Capital LLC, as administrative agent. The Amendment amends our revolving credit facility to, among other things, establish a temporary “Borrowing Base Flex Period” that adjusts certain borrowing base mechanics, concentration limits and related calculations; establish financing arrangements tied to the 2026 Notes, including a loan funded on the Amendment effective date and a subsequent “2026 Loan Increase” to refinance the 2026 Notes; increase applicable interest margins by 0.75% (to 2.375% for ABR loans and 3.375% for SOFR/Eurocurrency/RFR loans); and enhance mandatory prepayment provisions, including 100% prepayments of specified proceeds received during the Borrowing Base Flex Period, subject to customary timing and limited exceptions.
The revolving credit facility continues to be secured by substantially all of our assets (excluding, among other things, our investments held in and by certain subsidiaries). The credit agreement and related agreements governing the revolving credit facility require us to, among other things, (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities. These include covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining minimum levels of asset coverage, senior debt coverage and net worth, and (E) limitations on the creation or existence of agreements that prohibit liens on certain of our properties and certain of our subsidiaries. During the Borrowing Base Flex Period, certain covenants and mechanics operate in their amended form as described in the Amendment. The credit agreement and related documents also include customary events of default, including failure to make timely payments, the occurrence of a change in control and the failure by us to materially perform under the credit agreement and related agreements governing the facility. If not complied with, such events could accelerate repayment under the facility and materially and adversely affect our liquidity, financial condition and results of operations.
In addition to the asset coverage and senior debt coverage ratios noted above, borrowings under the revolving credit facility (and the incurrence of certain other permitted debt) continue to be subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio, with certain mechanics and limits adjusted during the Borrowing Base Flex Period as described in the Amendment.
Borrowings under the revolving credit facility remain subject to the facility’s various covenants and the leverage restrictions contained in the 1940 Act, as amended.
On January 15, 2026, we completed the redemption of all of our outstanding 2026 Notes in an aggregate principal amount of $130.0 million, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
Our Board declared its first quarter of 2026 distribution of $0.09 per share, payable on March 31, 2026 to stockholders of record on March 16, 2026.

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
As of December 31, 2025, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the years ended December 31, 2025, 2024 and 2023, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. We adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. We are currently evaluating the impact of adopting ASU 2024-03.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to elevated inflation; levels and uncertainty resulting from tariffs and trade policy changes; and interest rate fluctuations; see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business and Structure.”
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by MC Advisors, as the Valuation Designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the year ended December 31, 2025 for more information relating to our investment valuation.
In accordance with Rule 2a-5, under the 1940 Act, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.
Interest Rate Risk
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates.”
In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility bears interest at a variable rate with no interest rate floors. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(6,563)	$(1,860)	$(4,703)
Down 200 basis points	(4,799)	(1,240)	(3,559)
Down 100 basis points	(2,407)	(620)	(1,787)
Up 100 basis points	2,412	620	1,792
Up 200 basis points	4,823	1,240	3,583
Up 300 basis points	7,235	1,860	5,375
________________________________________________________
(1)Excludes the impact of income based incentive fees. See Note 6 to our consolidated financial statements for more information on income based incentive fees.
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
Currency Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of December 31, 2025, we held no investments in foreign currencies or foreign currency forward contracts.
Inflation and Supply Chain Risk
U.S. inflation rates have fluctuated in recent periods and remain elevated in comparison to historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Inflation is likely to continue to be elevated in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to consolidated financial statements on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act)as of December 31, 2025. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Fund's registered public accounting firm due to a transition period established by rules of the SEC.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1 of this report.

2. Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(b) Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Monroe Capital Corporation
Opinion on the financial statements
We have audited the accompanying consolidated statement of assets and liabilities of Monroe Capital Corporation and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements of the Company as of December 31, 2024 and for each of the two years in the period then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements in their reports dated February 28, 2025 and March 11, 2024.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included the confirmation of investments owned as of December 31, 2025, by correspondence with the custodians, portfolio companies and other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Level 3 portfolio company investments
As described further in Notes 2 and 4 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. The majority of the Company’s investments are debt or equity investments in a portfolio company valued using unobservable inputs, which the Company measures using either the income approach or the market approach. As of December 31, 2025, the fair value of such investments (portfolio company investments) was $334,855. We identified the valuation of Level 3 portfolio company investments as a critical audit matter.

The principal considerations for our determination that the valuation of Level 3 portfolio company investments is a critical audit matter are that complex auditor judgment and the involvement of valuation specialists were required to evaluate certain assumptions, including discount rate and market multiples, used to measure the fair value of these portfolio company investments.
Our audit procedures related to the valuation of Level 3 portfolio company investments included the following, among others.
•For a selection of investments, we agreed significant inputs in management’s models and calculations to underlying source documents.
•For the selected investments, we tested, with the assistance of valuation specialists, management’s process of determining fair value by performing the following:
◦Evaluating the appropriateness of the methods used by management and recalculating the fair value using management’s inputs and assumptions;
◦Evaluating the reasonableness of the discount rates used by management based on relevant factors, such as the terms of the underlying agreements and current relevant market conditions; and
◦Evaluating the appropriateness of the market multiples used by management by considering the comparable companies used by management and relevant industry characteristics.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2025.
Chicago, Illinois
March 5, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Monroe Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Monroe Capital Corporation and its subsidiaries (collectively the Company), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2024, by correspondence with the custodians, portfolio companies, or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2018 to 2025.
Chicago, Illinois
February 28, 2025

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors
Monroe Capital Corporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of Monroe Capital Corporation and its Subsidiaries (collectively, the Company) for the year ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of its operations, changes in net assets and cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Chicago, Illinois
March 11, 2024

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2025	December 31, 2024

Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$256,335	$343,835
Non-controlled affiliate company investments	78,520	80,483
Controlled affiliate company investments	—	32,730
Total investments, at fair value (amortized cost of $373,465 and $495,797, respectively)	334,855	457,048
Cash and cash equivalents	1,925	9,044
Interest and dividend receivable	23,780	23,511
Distribution receivable from affiliate	11,245	—
Other assets	1,158	1,068
Total assets	372,963	490,671
Liabilities
Debt	$192,000	$293,900
Less: Unamortized debt issuance costs	(1,240)	(1,925)
Total debt, less unamortized debt issuance costs	190,760	291,975
Interest payable	2,681	2,903
Base management fees payable	1,578	1,965
Payable for unsettled trades	10,171	—
Accounts payable and accrued expenses	1,283	2,066
Total liabilities	206,473	298,909
Commitments and contingencies (See Note 12)
Net Assets
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	297,607	297,712
Accumulated undistributed (overdistributed) earnings	(131,139)	(105,972)
Total net assets	$166,490	$191,762
Total liabilities and total net assets	$372,963	$490,671
Net asset value per share	$7.68	$8.85
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$25,424	$40,787	$46,241
Payment-in-kind interest income	4,813	3,877	3,070
Dividend income	259	472	305
Other income	516	1,306	(679)
Total investment income from non-controlled/non-affiliate company investments	31,012	46,442	48,937
Non-controlled affiliate company investments:
Interest income	2,188	4,963	5,140
Payment-in-kind interest income	2,838	5,284	6,337
Dividend income	237	220	283
Other income	—	18	—
Total investment income from non-controlled affiliate company investments	5,263	10,485	11,760
Controlled affiliate company investments:
Dividend income	1,600	3,600	3,600
Total investment income from controlled affiliate company investments	1,600	3,600	3,600
Total investment income	37,875	60,527	64,297
Operating expenses:
Interest and other debt financing expenses	15,867	21,917	22,847
Base management fees	6,821	8,056	8,603
Incentive fees	—	2,449	5,812
Professional fees	1,022	902	719
Administrative service fees	1,483	1,011	940
General and administrative expenses	800	964	1,174
Directors’ fees	253	244	147
Total operating expenses	26,246	35,543	40,242
Net investment income before income taxes	11,629	24,984	24,055
Income tax expense, including excise taxes	223	452	806
Net investment income	11,406	24,532	23,249
Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(2,912)	1,431	(38,769)
Controlled affiliate company investments	(13,755)	—	—
Foreign currency forward contracts	—	—	1,756
Foreign currency and other transactions	—	—	(135)
Net realized gain (loss)	(16,667)	1,431	(37,148)
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(8,655)	(8,211)	22,154
Non-controlled affiliate company investments	(1,126)	(7,656)	(3,990)
Controlled affiliate company investments	9,920	(392)	(2,387)
Foreign currency forward contracts	—	—	(1,507)
Net change in unrealized gain (loss)	139	(16,259)	14,270
Net gain (loss)	(16,528)	(14,828)	(22,878)
Net increase (decrease) in net assets resulting from operations	$(5,122)	$9,704	$371
Per common share data:
Net investment income per share - basic and diluted	$0.53	$1.13	$1.07
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.24)	$0.45	$0.02
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,666
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2022	21,666	22	298,700	(73,703)	225,019
Net investment income	—	—	—	23,249	23,249
Net realized gain (loss)	—	—	—	(37,148)	(37,148)
Net change in unrealized gain (loss)	—	—	—	14,270	14,270
Distributions declared to stockholders	—	—	—	(21,666)	(21,666)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(573)	573	—
Balances at December 31, 2023	21,666	$22	$298,127	$(94,425)	$203,724

Net investment income	—	—	—	24,532	24,532
Net realized gain (loss)	—	—	—	1,431	1,431
Net change in unrealized gain (loss)	—	—	—	(16,259)	(16,259)
Distributions declared to stockholders	—	—	—	(21,666)	(21,666)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(415)	415	—
Balances at December 31, 2024	21,666	$22	$297,712	$(105,972)	$191,762

Net investment income	—	—	—	11,406	11,406
Net realized gain (loss)	—	—	—	(16,667)	(16,667)
Net change in unrealized gain (loss)	—	—	—	139	139
Distributions declared to stockholders	—	—	—	(20,150)	(20,150)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(105)	105	—
Balances at December 31, 2025	21,666	$22	$297,607	$(131,139)	$166,490
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(5,122)	$9,704	$371
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	16,667	(1,431)	38,769
Net realized (gain) loss on foreign currency forward contracts	—	—	(1,756)
Net realized (gain) loss on foreign currency and other transactions	—	—	135
Net change in unrealized (gain) loss on investments	(139)	16,259	(15,777)
Net change in unrealized (gain) loss on foreign currency forward contracts	—	—	1,507
Payment-in-kind interest capitalized	(8,219)	(9,538)	(9,407)
Net accretion of discounts and amortization of premiums	(793)	(936)	(1,049)
Purchases of investments	(32,048)	(87,636)	(62,900)
Proceeds from principal payments and sale of investments	146,725	115,040	104,674
Amortization of debt issuance costs	1,627	1,317	1,308
Changes in operating assets and liabilities:
Interest and dividend receivable	(269)	(4,582)	(2,892)
Other assets	(90)	(575)	13
Distribution receivable from affiliate	(1,074)	—	—
Interest payable	(222)	(175)	37
Base management fees payable	(387)	(135)	(121)
Incentive fees payable	—	(1,319)	(61)
Accounts payable and accrued expenses	(783)	(34)	(1,120)
Net cash provided by (used in) operating activities	115,873	35,959	51,731

Cash flows from financing activities:
Borrowings on debt	57,200	100,900	94,500
Repayments of debt	(159,100)	(111,100)	(125,000)
Debt issuance costs capitalized	(942)	(7)	(57)
Stockholder distributions paid	(20,150)	(21,666)	(21,666)
Net cash provided by (used in) financing activities	(122,992)	(31,873)	(52,223)

Net increase (decrease) in cash and cash equivalents	(7,119)	4,086	(492)
Cash and cash equivalents, beginning of year	9,044	4,958	5,450
Cash and cash equivalents, end of year	$1,925	$9,044	$4,958

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$14,316	$20,630	$21,357
Cash paid for income taxes, including excise taxes during the year	$618	$382	$390

Supplemental disclosure of non-cash activities:
Non-cash payable for unsettled trades	$10,171	$420	$—
Non-cash distribution receivable from affiliate	$(10,171)	$—	$—
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	7.85%	4.77% Cash/ 6.75% PIK	12/12/2025	2/26/2027	1,527	$1,472	$1,485	0.9%
Trident Maritime Systems, Inc. (Revolver)		SF	7.85%	3.70% Cash/ 7.85% PIK	12/12/2025	2/26/2027	165	159	161	0.1%
							1,692	1,631	1,646	1.0%
Automotive
BTR Opco LLC (Delayed Draw)	(14)(15)(16)	SF	8.76%	12.45% PIK	6/21/2024	12/31/2027	569	480	575	0.3%
Hastings Manufacturing Company		SF	7.60%	11.32%	4/24/2018	1/31/2028	1,752	1,752	1,752	1.1%
Hastings Manufacturing Company		SF	7.60%	11.32%	3/29/2023	1/31/2028	636	636	636	0.4%
Hastings Manufacturing Company		SF	7.60%	11.32%	12/18/2023	1/31/2028	1,956	1,956	1,956	1.2%
Hastings Manufacturing Company (Revolver)	(14)	SF	7.60%	11.32%	3/29/2023	1/31/2028	691	—	—	0.0%
Lifted Trucks Holdings, LLC		SF	5.35%	9.22%	8/11/2025	11/1/2028	2,567	2,532	2,567	1.5%
Lifted Trucks Holdings, LLC		SF	5.35%	9.22%	8/2/2021	11/1/2028	6,720	6,676	6,720	4.0%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.35%	9.22%	8/2/2021	11/1/2028	2,222	833	833	0.5%
Panda Acquisition, LLC		SF	8.60%	12.47% PIK	12/20/2022	10/18/2030	4,961	4,681	4,333	2.6%
							22,074	19,546	19,372	11.6%
Banking
MV Receivables II, LLC	(10)(16)	SF	9.75%	13.62%	7/29/2021	7/29/2026	8,100	7,738	3,561	2.1%
StarCompliance MidCo, LLC		SF	5.85%	9.52%	1/12/2021	1/12/2027	2,000	1,991	2,000	1.2%
StarCompliance MidCo, LLC		SF	5.85%	9.52%	10/12/2021	1/12/2027	335	334	335	0.2%
StarCompliance MidCo, LLC		SF	5.85%	9.52%	5/31/2023	1/12/2027	256	254	256	0.2%
StarCompliance MidCo, LLC		SF	5.85%	9.52%	11/22/2024	1/12/2027	201	199	201	0.1%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	5.85%	9.52%	1/12/2021	1/12/2027	323	126	126	0.1%
							11,215	10,642	6,479	3.9%
Capital Equipment
CGI Automated Manufacturing, LLC		SF	7.11%	10.83%	9/9/2022	12/17/2028	3,886	3,858	3,871	2.3%
CGI Automated Manufacturing, LLC		SF	7.11%	10.83%	9/30/2022	12/17/2028	1,115	1,109	1,111	0.7%
							5,001	4,967	4,982	3.0%
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	(16)	SF	7.11%	10.83%	12/12/2025	10/2/2026	568	226	52	0.0%
Valudor Products LLC		SF	7.61%	9.84% Cash/ 1.50% PIK	6/18/2018	12/31/2026	2,113	2,107	2,012	1.2%
Valudor Products LLC	(17)	n/a	n/a	11.34% PIK	6/18/2018	12/31/2026	379	379	348	0.2%
Valudor Products LLC		SF	7.61%	11.34%	12/22/2021	12/31/2026	884	878	1,139	0.7%
Valudor Products LLC (Revolver)	(14)	SF	9.50%	13.22%	6/18/2018	12/31/2026	548	383	360	0.2%
							4,492	3,973	3,911	2.3%
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.61%	5.33% Cash/ 4.00% PIK	12/12/2025	8/15/2026	1,471	1,246	1,187	0.7%
PVHC Holding Corp		SF	6.90%	9.82% Cash/ 0.75% PIK	12/12/2025	2/17/2027	944	935	836	0.5%
							2,415	2,181	2,023	1.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
MEI Buyer LLC		SF	4.25%	7.97%	6/30/2023	6/29/2029	1,955	$1,916	$1,975	1.2%
MEI Buyer LLC		SF	4.25%	7.97%	1/9/2024	6/30/2029	1,098	1,090	1,109	0.7%
MEI Buyer LLC		SF	4.25%	7.99%	6/30/2023	6/29/2029	313	313	316	0.2%
MEI Buyer LLC (Delayed Draw)	(14)(15)	SF	4.25%	8.03%	3/27/2025	6/29/2029	698	174	176	0.1%
MEI Buyer LLC (Revolver)	(14)	SF	4.25%	7.97%	6/30/2023	6/29/2029	410	—	—	0.0%
TCFIII OWL Buyer LLC		SF	5.61%	9.34%	4/19/2021	4/17/2026	1,958	1,955	1,958	1.2%
TCFIII OWL Buyer LLC		SF	5.61%	9.34%	4/19/2021	4/17/2026	2,391	2,391	2,391	1.5%
TCFIII OWL Buyer LLC		SF	5.61%	9.34%	12/17/2021	4/17/2026	2,146	2,142	2,146	1.3%
							10,969	9,981	10,071	6.2%
Consumer Goods: Durable
Independence Buyer, Inc.		SF	7.90%	9.75% Cash/ 2.00% PIK	8/3/2021	1/29/2027	5,369	5,352	3,939	2.4%
Independence Buyer, Inc. (Revolver)	(14)	SF	7.85%	9.72% Cash/ 2.00% PIK	8/3/2021	1/29/2027	711	596	437	0.3%
Recycled Plastics Industries, LLC		SF	6.85%	10.72%	8/4/2021	8/4/2026	2,648	2,639	2,648	1.6%
Recycled Plastics Industries, LLC (Revolver)	(14)	SF	6.85%	10.72%	8/4/2021	8/4/2026	284	—	—	0.0%
							9,012	8,587	7,024	4.3%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	(16)	SF	7.75%	10.61% Cash/ 1.00% PIK	5/14/2021	4/3/2026	990	976	718	0.4%
The Kyjen Company, LLC	(16)	SF	7.50%	10.61% Cash/ 1.00% PIK	9/13/2022	4/3/2026	2	2	1	0.0%
The Kyjen Company, LLC (Revolver)	(14)(16)	SF	7.75%	10.61% Cash/ 1.00% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	(16)	SF	10.11%	13.84% PIK	7/18/2024	6/18/2029	287	287	287	0.2%
							1,384	1,265	1,006	0.6%
FIRE: Finance
GC Champion Acquisition LLC		SF	5.00%	9.22%	8/19/2022	8/18/2028	3,881	3,856	3,881	2.3%
GC Champion Acquisition LLC		SF	5.00%	9.22%	8/19/2022	8/18/2028	688	688	688	0.4%
GC Champion Acquisition LLC		SF	5.00%	9.22%	8/1/2023	8/18/2028	2,065	2,028	2,065	1.2%
GC Champion Acquisition LLC (Delayed Draw)	(14)(15)	SF	5.00%	9.22%	12/31/2024	8/18/2028	669	—	—	0.0%
J2 BWA Funding LLC (Revolver)	(10)(14)	n/a	n/a	10.00%	12/24/2020	12/24/2026	1,686	1,646	1,646	1.0%
Liftforward SPV II, LLC	(10)	SF	10.86%	14.59% PIK	11/10/2016	3/31/2026	351	351	295	0.2%
							9,340	8,569	8,575	5.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Bluesight, Inc.		SF	5.50%	9.19%	7/17/2023	7/17/2029	1,995	$1,954	$2,012	1.2%
Bluesight, Inc.		SF	5.50%	9.19%	10/15/2024	7/17/2029	260	257	262	0.2%
Bluesight, Inc.		SF	5.50%	9.19%	12/31/2024	7/17/2029	1,735	1,714	1,750	1.1%
Bluesight, Inc. (Revolver)	(14)	SF	5.50%	9.19%	7/17/2023	7/17/2029	348	—	—	0.0%
Dorado Acquisition, Inc.		SF	6.85%	10.72%	6/30/2021	6/30/2026	4,717	4,704	4,684	2.8%
Dorado Acquisition, Inc.		SF	6.90%	10.89%	11/27/2022	6/30/2026	3,911	3,895	3,884	2.3%
Dorado Acquisition, Inc. (Revolver)	(14)	SF	6.85%	10.72%	6/30/2021	6/30/2026	596	—	—	0.0%
KL Moon Acquisition, LLC		SF	7.00%	10.85%	2/1/2023	2/1/2029	5,037	4,953	4,937	3.0%
KL Moon Acquisition, LLC		SF	7.00%	10.85%	2/6/2024	2/1/2029	2,160	2,118	2,117	1.3%
KL Moon Acquisition, LLC		SF	7.00%	10.85%	2/1/2023	2/1/2029	1,004	1,004	984	0.6%
KL Moon Acquisition, LLC (Revolver)	(14)	SF	7.00%	10.85%	2/1/2023	2/1/2029	833	643	630	0.4%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	10.84%	10/4/2022	10/4/2028	3,395	3,358	3,020	1.8%
NQ PE Project Colosseum Midco Inc. (Revolver)	(14)	SF	7.15%	10.84%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC		SF	5.75%	9.74%	12/31/2020	7/8/2027	2,381	2,381	2,357	1.4%
Seran BioScience, LLC		SF	5.75%	9.93%	7/8/2022	7/8/2027	539	539	534	0.3%
Seran BioScience, LLC		SF	5.75%	9.93%	8/21/2023	7/8/2027	284	284	281	0.2%
Seran BioScience, LLC (Revolver)	(14)	SF	5.75%	9.74%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.		SF	6.40%	10.25%	8/15/2025	8/16/2029	911	899	911	0.6%
TigerConnect, Inc.		SF	6.40%	10.25%	2/16/2022	8/16/2029	3,001	2,975	3,001	1.8%
TigerConnect, Inc.		SF	6.40%	10.25%	11/19/2024	8/16/2029	171	170	171	0.1%
TigerConnect, Inc.		SF	6.40%	10.25%	11/19/2024	8/16/2029	16	16	16	0.0%
TigerConnect, Inc.		SF	6.40%	10.25%	2/16/2022	8/16/2029	376	376	376	0.2%
TigerConnect, Inc. (Revolver)	(14)	SF	6.40%	10.25%	2/16/2022	8/16/2029	429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	2,500	2,483	2,467	1.5%
Whistler Parent Holdings III, Inc.		SF	6.85%	10.75% PIK	5/28/2024	6/2/2028	685	685	685	0.4%
Whistler Parent Holdings III, Inc. (Revolver)	(14)	SF	6.85%	10.75% PIK	10/25/2024	6/2/2028	889	747	747	0.4%
							39,055	36,155	35,826	21.6%
High Tech Industries
Arcserve Cayman Opco LP (Delayed Draw)	(14)(15)(16)	SF	8.11%	11.99% PIK	1/2/2024	1/2/2027	551	145	331	0.2%
Douglas Holdings, Inc.		SF	6.50%	9.44% Cash/ 0.75% PIK	8/27/2024	8/27/2030	2,500	2,469	2,500	1.5%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.50%	9.44% Cash/ 0.75% PIK	12/30/2024	8/27/2026	309	226	226	0.1%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.50%	9.44% Cash/ 0.75% PIK	8/27/2024	8/27/2030	543	65	65	0.0%
Douglas Holdings, Inc. (Revolver)	(14)	SF	5.75%	9.44%	8/27/2024	8/27/2030	217	—	—	0.0%
Drawbridge Partners, LLC		SF	5.50%	9.22%	9/1/2022	9/1/2028	3,000	2,968	3,005	1.8%
Drawbridge Partners, LLC (Delayed Draw)	(14)(15)	SF	5.50%	9.22%	9/1/2022	9/1/2028	874	795	796	0.5%
Drawbridge Partners, LLC (Revolver)	(14)	SF	5.50%	9.22%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.		SF	6.60%	6.29% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,314	2,295	1,795	1.1%
Planful, Inc.		SF	6.26%	10.25%	12/28/2018	12/28/2026	9,500	9,500	9,490	5.7%
Planful, Inc.		SF	6.26%	10.25%	9/12/2022	12/28/2026	530	529	530	0.3%
Planful, Inc.		SF	6.26%	10.25%	1/11/2021	12/28/2026	1,326	1,326	1,324	0.8%
Planful, Inc.		SF	6.26%	10.25%	2/11/2022	12/28/2026	884	884	883	0.5%
Planful, Inc.		SF	6.26%	10.25%	4/5/2023	12/28/2026	707	700	706	0.4%
Planful, Inc.		SF	6.26%	10.25%	3/28/2025	12/28/2026	1,455	1,446	1,454	0.9%
Planful, Inc. (Revolver)		SF	6.26%	9.95%	12/28/2018	12/28/2026	1,105	1,105	1,104	0.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Sparq Holdings, Inc.		SF	6.25%	5.60% Cash/ 4.25% PIK	6/16/2023	6/15/2029	991	$971	$909	0.6%
Sparq Holdings, Inc.		SF	6.25%	5.67% Cash/ 4.25% PIK	6/27/2024	6/25/2029	217	216	199	0.1%
Sparq Holdings, Inc.		SF	6.25%	5.67% Cash/ 4.25% PIK	6/16/2023	6/15/2029	222	222	204	0.1%
Sparq Holdings, Inc. (Revolver)	(14)	SF	5.75%	9.42%	6/16/2023	6/15/2029	205	116	106	0.1%
Tiugo Group Holdings Corp		SF	5.50%	9.49%	3/28/2025	3/28/2031	7,700	7,593	7,739	4.6%
Tiugo Group Holdings Corp (Delayed Draw)	(14)(15)	SF	5.50%	9.49%	3/28/2025	3/28/2031	1,540	—	—	0.0%
Tiugo Group Holdings Corp (Revolver)	(14)	SF	5.50%	9.49%	3/28/2025	3/28/2031	770	—	—	0.0%
							37,982	33,571	33,366	20.0%
Media: Advertising, Printing & Publishing
Relevate Health Group, LLC		SF	5.85%	9.72%	9/9/2024	12/31/2026	290	288	293	0.2%
Relevate Health Group, LLC		SF	5.85%	9.72%	11/20/2020	12/31/2026	1,424	1,424	1,424	0.9%
Relevate Health Group, LLC		SF	5.85%	9.72%	11/20/2020	12/31/2026	637	637	637	0.4%
Relevate Health Group, LLC (Revolver)	(14)	SF	5.85%	9.72%	11/20/2020	12/31/2026	316	—	—	0.0%
Spherix Global Inc.		SF	5.86%	9.74%	12/22/2021	12/22/2026	764	760	758	0.5%
Spherix Global Inc. (Revolver)	(14)	SF	5.86%	9.59%	12/22/2021	12/22/2026	122	61	61	0.0%
XanEdu Publishing, Inc.		SF	6.00%	9.72%	1/28/2020	1/28/2027	4,208	4,208	4,197	2.5%
XanEdu Publishing, Inc.		SF	6.00%	9.72%	8/31/2022	1/28/2027	1,672	1,672	1,668	1.0%
XanEdu Publishing, Inc. (Revolver)	(14)	SF	6.00%	9.72%	1/28/2020	1/28/2027	742	—	—	0.0%
							10,175	9,050	9,038	5.5%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.14% PIK	2/15/2024	1/31/2028	328	328	606	0.4%
							328	328	606	0.4%
Media: Diversified & Production
Chess.com, LLC		SF	6.10%	9.79%	12/31/2021	12/31/2027	5,405	5,362	5,405	3.2%
Chess.com, LLC (Revolver)	(14)	SF	6.10%	9.79%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.		SF	5.50%	9.35%	2/28/2019	12/31/2026	6,912	6,912	6,842	4.1%
Sports Operating Holdings II, LLC		SF	6.10%	9.82%	11/3/2022	11/3/2027	2,902	2,871	2,899	1.8%
Sports Operating Holdings II, LLC		SF	6.10%	9.82%	11/3/2022	11/3/2027	2,367	2,367	2,364	1.4%
Sports Operating Holdings II, LLC (Revolver)	(14)	SF	6.10%	9.82%	11/3/2022	11/3/2027	1,038	138	138	0.1%
V10 Entertainment, Inc.		SF	7.10%	11.09%	1/12/2023	1/12/2028	3,210	3,164	3,210	1.9%
V10 Entertainment, Inc. (Revolver)	(14)	SF	7.10%	10.97%	1/12/2023	1/12/2028	458	73	73	0.0%
							22,944	20,887	20,931	12.5%
Retail
BLST Operating Company, LLC	(16)	SF	7.50%	1.00% Cash/ 10.49% PIK	8/28/2020	1/31/2026	798	570	—	0.0%
							798	570	—	—%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Aras Corporation		SF	5.25%	8.92%	4/13/2021	4/13/2029	2,421	$2,428	$2,445	1.5%
Aras Corporation (Revolver)	(14)	SF	5.25%	8.92%	4/13/2021	4/13/2029	335	117	117	0.1%
Cdata Software, Inc.		SF	5.75%	9.44%	7/18/2024	7/18/2030	6,000	5,913	6,007	3.6%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.44%	7/18/2024	7/18/2030	556	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.44%	7/18/2024	7/18/2030	778	306	306	0.2%
Cdata Software, Inc. (Revolver)	(14)	SF	5.75%	9.44%	7/18/2024	7/18/2030	667	—	—	0.0%
iCIMS, Inc.		SF	6.25%	10.11%	10/24/2022	8/18/2028	2,500	2,476	2,444	1.5%
Kingsley Gate Partners, LLC		SF	6.65%	10.64%	12/9/2022	12/11/2028	584	577	583	0.4%
Kingsley Gate Partners, LLC		SF	6.65%	10.64%	12/9/2022	12/11/2028	187	187	187	0.1%
Kingsley Gate Partners, LLC		SF	6.65%	10.64%	12/9/2022	12/11/2028	271	271	270	0.2%
Kingsley Gate Partners, LLC (Revolver)		SF	6.65%	10.64%	12/9/2022	12/11/2028	240	240	240	0.1%
Northeast Contracting Company, LLC		SF	6.26%	10.05%	8/16/2024	8/16/2029	1,481	1,457	1,480	0.9%
Northeast Contracting Company, LLC (Revolver)	(14)	SF	6.43%	10.13%	8/16/2024	8/16/2029	318	68	68	0.0%
Prototek LLC	(16)	SF	7.85%	7.22% Cash/ 4.50% PIK	12/8/2022	12/8/2027	1,930	1,713	1,606	1.0%
Prototek LLC (Revolver)	(14)(16)	SF	7.85%	7.22% Cash/ 4.50% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Security Services Acquisition Sub Corp.		SF	5.85%	9.57%	3/1/2024	9/30/2027	1,502	1,502	1,495	0.9%
Security Services Acquisition Sub Corp.		SF	5.85%	9.57%	6/17/2024	9/30/2027	4,838	4,838	4,816	2.9%
Security Services Acquisition Sub Corp.		SF	5.85%	9.57%	6/17/2024	9/30/2027	1,484	1,484	1,477	0.9%
SIRVA Worldwide Inc.		SF	8.00%	11.69%	12/12/2025	2/20/2029	191	190	190	0.1%
							26,571	23,767	23,731	14.4%
Services: Consumer
Kar Wash Holdings, LLC		SF	5.76%	9.75%	2/28/2022	2/26/2027	1,544	1,535	1,544	0.9%
Kar Wash Holdings, LLC		SF	5.76%	9.75%	2/28/2022	2/26/2027	1,106	1,106	1,106	0.7%
Kar Wash Holdings, LLC		SF	5.76%	9.75%	8/3/2022	2/26/2027	2,613	2,613	2,613	1.6%
Kar Wash Holdings, LLC		SF	5.76%	9.75%	10/3/2024	2/28/2027	3,151	3,096	3,161	1.9%
Kar Wash Holdings, LLC		SF	5.76%	9.75%	5/9/2024	2/26/2027	2,892	2,892	2,901	1.7%
Kar Wash Holdings, LLC		SF	5.76%	9.55%	10/3/2024	2/28/2027	2,650	2,650	2,658	1.6%
Kar Wash Holdings, LLC (Revolver)		SF	5.76%	9.63%	2/28/2022	2/26/2027	952	952	952	0.6%
							14,908	14,844	14,935	9.0%
Telecommunications
American Broadband and Telecommunications Company LLC	(9)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	n/a	1,350	1,350	1,390	0.8%
American Broadband and Telecommunications Company LLC (Revolver)	(9)(14)	P	12.00%	16.75% Cash/ 2.00% PIK	6/10/2022	n/a	500	129	132	0.1%
AppLogic Networks OpCo I LLC (fka Sandvine Corporation)	(16)	SF	6.00%	4.77% Cash/ 5.00% PIK	12/12/2025	3/3/2030	332	286	298	0.2%
							2,182	1,765	1,820	1.1%
Transportation: Cargo
Keystone Purchaser, LLC		SF	6.01%	9.61%	12/12/2025	5/7/2027	2,402	2,393	2,396	1.4%
							2,402	2,393	2,396	1.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							234,939	214,672	207,738	125.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Unitranche Secured Loans (6)
Services: Business
ASG II, LLC		SF	6.40%	10.24%	5/25/2022	5/25/2028	1,900	$1,881	$1,898	1.1%
ASG II, LLC		SF	6.40%	10.24%	5/25/2022	5/25/2028	285	285	285	0.2%
							2,185	2,166	2,183	1.3%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							2,185	2,166	2,183	1.3%

Junior Secured Loans
Automotive
BTR Opco LLC	(16)	n/a	n/a	7.50% PIK	9/30/2024	12/31/2027	711	658	154	0.1%
BTR Opco LLC	(16)	n/a	n/a	5.00% PIK	9/30/2024	12/31/2027	3,664	3,390	—	0.0%
							4,375	4,048	154	0.1%
Consumer Goods: Durable
Elevate Textiles, Inc.	(16)	SF	6.65%	10.64%	12/12/2025	9/30/2027	444	299	304	0.2%
							444	299	304	0.2%
Consumer Goods: Non-Durable
Thrasio, LLC	(16)	SF	10.11%	13.84% PIK	7/18/2024	6/18/2029	881	881	739	0.4%
							881	881	739	0.4%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	7/2/2021	10/1/2026	8,206	8,206	8,206	4.9%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	5/16/2023	10/1/2026	1,420	1,419	1,419	0.9%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	9/25/2023	10/1/2026	2,547	2,547	2,547	1.5%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	7/26/2024	10/1/2026	372	372	372	0.2%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	5/8/2024	10/1/2026	1,746	1,746	1,746	1.0%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	3/18/2025	10/1/2026	1,265	1,265	1,265	0.8%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	13.25% PIK	10/28/2025	10/1/2026	664	664	664	0.4%
							16,220	16,219	16,219	9.7%
High Tech Industries
Arcserve Cayman Opco LP	(16)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2028	161	150	192	0.1%
Arcserve Cayman Opco LP	(16)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2028	165	150	196	0.1%
Arcserve Cayman Opco LP	(16)	n/a	n/a	n/a	3/16/2021	3/16/2027	370	363	—	0.0%
							696	663	388	0.2%
Healthcare & Pharmaceuticals
Whistler Parent Holdings III, Inc.		SF	6.85%	10.75% PIK	10/25/2024	6/2/2028	6,123	$6,077	$3,337	2.0%
							6,123	6,077	3,337	2.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(9)(16)	n/a	n/a	n/a	5/2/2019	n/a	637	637	—	0.0%
Vice Acquisition Holdco, LLC	(9)(16)	n/a	n/a	n/a	11/4/2019	n/a	122	122	—	0.0%
Vice Acquisition Holdco, LLC	(9)(16)	n/a	n/a	n/a	5/2/2019	n/a	200	200	—	0.0%
Vice Acquisition Holdco, LLC	(9)(16)	n/a	n/a	n/a	5/2/2019	n/a	76	76	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.10% PIK	7/31/2023	1/31/2028	528	528	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.10% PIK	7/31/2023	1/31/2028	671	671	50	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.10% PIK	7/31/2023	1/31/2028	203	203	15	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	12.10% PIK	9/8/2023	1/31/2028	353	353	26	0.0%
							2,790	2,790	91	—%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	9.64%	12/12/2025	10/15/2028	2,211	$1,829	$1,374	0.8%
							2,211	1,829	1,374	0.8%
Retail
Forman Mills, Inc.	(16)	n/a	n/a	5.00% PIK	4/27/2023	6/20/2028	1,308	1,308	1,068	0.6%
							1,308	1,308	1,068	0.6%
Services: Business
SIRVA Worldwide Inc.		SF	8.00%	6.89% Cash/ 5.00% PIK	12/12/2025	8/20/2029	616	603	603	0.4%
							616	603	603	0.4%
Services: Consumer
Education Corporation of America	(9)(16)	P	12.00%	18.75% PIK	9/3/2015	n/a	833	830	2,208	1.3%
							833	830	2,208	1.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							36,497	35,547	26,485	15.7%

Equity Investments (7) (11) (12)
Automotive
BTR Opco LLC (fka Born to Run, LLC) (242 Class A common units)		—	—	—	6/21/2024	—	—	248	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A shares)	(13)	—	—	—	8/2/2021	—	—	111	175	0.1%
								359	175	0.1%
Banking
MV Receivables II, LLC (1,458 shares of common stock)	(10)(13)	—	—	—	7/29/2021	—	—	600	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity)	(10)(13)	—	—	—	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.8% of the equity)		—	—	—	12/12/2025	—	—	—	—	0.0%
Valudor Products LLC (501,014 Class A-1 units)	(13)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	—	0.0%
								501	—	0.0%
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (12,762 shares of common units)		—	—	—	12/12/2025	—	—	46	33	0.0%
Independence Buyer, Inc. (81 Class A units)		—	—	—	8/3/2021	—	—	81	—	0.0%
Independence Buyer, Inc. (419 Class B units)		—	—	—	9/5/2025	—	—	—	—	0.0%
RugsUSA Intermediate, LLC (fka Runner Buyer INC.) (22,085 Class A units)		—	—	—	12/12/2025	—	—	155	165	0.1%
								282	198	0.1%
Consumer Goods: Non-Durable
Thrasio, LLC (1,081,253 units)		—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (15,882 shares of common stock)		—	—	—	6/18/2024	—	—	1,616	—	0.0%
								1,616	—	0.0%
Construction & Building
MEI Buyer LLC (178 shares of common stock)		—	—	—	6/30/2023	—	—	178	473	0.3%
								178	473	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2020	3/17/2028	—	$67	$51	0.0%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	10/19/2021	3/17/2028	—	—	36	0.0%
								67	87	—%
FIRE: Finance
J2 BWA Funding LLC (0.3% profit sharing)	(10)(13)	—	—	—	12/24/2020	—	—	—	54	0.0%
								—	54	0.0%
FIRE: Real Estate
Residential Homes for Rent LLC (420,880 Series A preferred units)	(10)(13)	—	—	—	3/5/2024	—	—	1,819	1,572	1.0%
Residential Homes for Rent LLC (warrant to purchase up to 0.9% of the equity)	(10)(13)	—	—	—	3/5/2024	3/5/2034	—	—	526	0.3%
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(13)	—	—	—	7/2/2021	—	—	2	4,596	2.8%
								1,821	6,694	4.1%
Healthcare & Pharmaceuticals
Bluesight, Inc. (35 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	35	35	0.0%
Bluesight, Inc. (18,841 Class B common units)		—	—	—	7/17/2023	—	—	—	15	0.0%
Cano Health, Inc. (39,515 shares of common units)		—	—	—	12/12/2025	—	—	133	121	0.1%
Cano Health, Inc. (warrant to purchase up to 1,341 shares of common units)		—	—	—	12/12/2025	6/28/2029	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)		—	—	—	6/30/2021	—	—	206	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)		—	—	—	6/30/2021	—	—	—	47	0.0%
Forest Buyer, LLC (300 Class A units)	(13)	n/a	n/a	8.00% PIK	3/15/2024	—	—	107	113	0.1%
Forest Buyer, LLC (300 Class B units)	(13)	—	—	—	3/15/2024	—	—	—	303	0.2%
KL Moon Acquisition, LLC (0.1% shares of the equity)		—	—	—	1/31/2023	—	—	541	136	0.1%
NationsBenefits, LLC (120,760 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	816	1,741	1.1%
NationsBenefits, LLC (106,667 common units)	(13)	—	—	—	8/20/2021	—	—	153	870	0.5%
NQ PE Project Colosseum Midco Inc. (327,133 common units)		—	—	—	10/4/2022	—	—	344	34	0.0%
Vero Biotech Inc. (warrant to purchase up to 0.2% of the equity)		—	—	—	12/29/2023	12/29/2033	—	—	9	0.0%
Whistler Parent Holdings III, Inc. (111,208 Series A preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
Whistler Parent Holdings III, Inc. (24,875 Series B preferred stock)		—	—	—	10/25/2024	—	—	—	—	0.0%
								2,335	3,633	2.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (59,211 Class A common units)		—	—	—	1/2/2024	—	—	$—	$—	0.0%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (110,294 Class B common units)		—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (59,211 Class A common units)		—	—	—	3/16/2021	—	—	4,119	735	0.5%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (110,294 Class B common units)		—	—	—	1/2/2024	—	—	—	1,369	0.8%
Douglas Holdings, Inc. (57,588 Class A common units)		—	—	—	8/27/2024	—	—	58	62	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)		—	—	—	9/1/2022	—	—	130	171	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	1,227	0.7%
Planful, Inc. (35,791 Class B units)		—	—	—	5/3/2023	—	—	—	46	0.0%
Recorded Future, Inc. (80,486 Class A units)		—	—	—	7/3/2019	—	—	—	1	0.0%
Sparq Holdings, Inc. (41,860 Series A preferred units)		—	—	—	9/19/2025	—	—	42	84	0.1%
Sparq Holdings, Inc. (300,000 common units)		—	—	—	6/15/2023	—	—	300	35	0.0%
								5,122	3,730	2.2%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(13)	—	—	—	12/31/2020	—	—	111	142	0.1%
								111	142	0.1%
Media: Advertising, Printing & Publishing
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity)	(10)(18)	—	—	—	9/18/2015	9/18/2025	—	—	924	0.6%
Relevate Health Group, LLC (40 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	40	40	0.0%
Relevate Health Group, LLC (6 Class X preferred units)		n/a	n/a	12.00% PIK	11/14/2024	—	—	6	6	0.0%
Relevate Health Group, LLC (40 Class B common units)		—	—	—	11/20/2020	—	—	—	18	0.0%
Relevate Health Group, LLC (6 Class X common units)		—	—	—	11/14/2024	—	—	—	3	0.0%
Spherix Global Inc. (13 Class A-2 units)		—	—	—	6/10/2024	—	—	13	17	0.0%
Spherix Global Inc. (81 Class A units)		—	—	—	12/22/2021	—	—	81	—	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	49	97	0.1%
								189	1,105	0.7%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)		—	—	—	7/31/2023	—	—	1,480	—	0.0%
								1,480	—	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (304,538 Class A units)	(13)	—	—	—	1/4/2019	—	—	312	334	0.2%
Chess.com, LLC (2 Class A units)	(13)	—	—	—	12/31/2021	—	—	87	71	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)		—	—	—	1/12/2023	—	—	203	116	0.1%
								602	521	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units)	(13)	—	—	—	8/28/2020	—	—	712	—	0.0%
								712	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)		—	—	—	11/1/2017	—	—	$395	$842	0.5%
Northeast Contracting Company, LLC (1,072,940 Class A-2 units)	(13)	—	—	—	8/16/2024	—	—	1,238	1,259	0.8%
SIRVA Worldwide Inc. (1,126 Class A common shares)		—	—	—	12/12/2025	—	—	—	—	0.0%
SIRVA Worldwide Inc. (259 Class A preferred shares)		—	—	—	12/12/2025	—	—	306	282	0.2%
								1,939	2,383	1.5%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units)	(13)	—	—	—	11/15/2023	—	—	—	(6)	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units)	(13)	—	—	—	11/15/2023	—	—	151	6	0.0%
Express Wash Acquisition Company, LLC (31 Class A common units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	1	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A preferred units)	(13)	—	—	—	11/15/2023	—	—	—	(1)	0.0%
Express Wash Acquisition Company, LLC (36.8 Class A-1 preferred units)	(13)	—	—	—	4/10/2025	—	—	37	—	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(13)	—	—	—	1/4/2021	—	—	253	209	0.1%
IDIG Parent, LLC (43,404 Class X common units)	(13)	—	—	—	6/23/2025	—	—	26	46	0.0%
Kar Wash Holdings, LLC (17,988 preferred units)		—	—	—	6/27/2023	—	—	26	59	0.0%
Kar Wash Holdings, LLC (99,807 Class A units)		—	—	—	2/28/2022	—	—	103	296	0.2%
								8,119	610	0.3%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)		—	—	—	6/10/2022	6/10/2032	—	42	—	0.0%
								42	—	—%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)		—	—	—	12/15/2017	—	—	152	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)		—	—	—	8/27/2021	—	—	61	15	0.0%
Nearly Natural, Inc. (62,034 Class AAA units)		—	—	—	8/5/2024	—	—	62	109	0.1%
								275	124	0.1%
Total Non-Controlled/Non-Affiliate Equity Investments								26,713	19,929	12.0%
Total Non-Controlled/Non-Affiliate Company Investments								$279,098	$256,335	154.1%

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	n/a	n/a	9.55%	9/9/2020	12/31/2026	636	$—	$—	0.0%
							636	—	—	0.0%
FIRE: Real Estate
American Community Homes, Inc.		SF	0.11%	3.84% PIK	7/22/2014	12/31/2026	14,167	14,167	8,543	5.1%
American Community Homes, Inc.		SF	0.11%	3.84% PIK	7/22/2014	12/31/2026	6,970	6,970	4,203	2.5%
American Community Homes, Inc.		SF	0.11%	3.84% PIK	5/24/2017	12/31/2026	859	860	518	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
American Community Homes, Inc.		SF	0.11%	3.84% PIK	8/10/2018	12/31/2026	3,158	$3,159	$1,905	1.1%
American Community Homes, Inc.		SF	0.11%	3.84% PIK	3/29/2019	12/31/2026	5,846	5,846	3,525	2.1%
American Community Homes, Inc.		SF	0.11%	3.84% PIK	9/30/2019	12/31/2026	28	25	15	0.0%
American Community Homes, Inc.		SF	0.11%	3.84% PIK	12/30/2019	12/31/2026	134	134	81	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	0.11%	3.84% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(9)(10)(19)	P	9.46%	16.21% PIK	10/20/2017	n/a	13,242	13,242	13,347	8.0%
HFZ Capital Group LLC	(9)(10)(19)	P	9.46%	16.21% PIK	10/20/2017	n/a	4,758	4,758	4,795	2.9%
MC Asset Management (Corporate), LLC	(10)(19)	SF	15.00%	18.99% PIK	1/26/2021	1/26/2029	13,968	13,968	13,968	8.4%
MC Asset Management (Corporate), LLC	(10)(19)	SF	15.00%	18.99% PIK	4/26/2021	1/26/2029	4,163	4,163	4,163	2.5%
							69,793	67,292	55,063	32.9%
Services: Consumer
NECB Collections, LLC (Revolver)	(9)(14)(16)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	418	0.3%
							1,356	1,312	418	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							71,785	68,604	55,481	33.2%

Junior Secured Loans (8)
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	8/11/2028	5,850	5,850	5,874	3.5%
SFR Holdco 2, LLC (Delayed Draw)	(10)	n/a	n/a	8.00%	10/24/2024	10/23/2029	2,925	2,925	2,821	1.7%
							8,775	8,775	8,695	5.2%
Total Non-Controlled Affiliate Company Junior Secured Loans							8,775	8,775	8,695	5.2%

Equity Investments (8) (11) (12)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(13)	—	—	—	9/9/2020	—	—	1,631	2,875	1.7%
								1,631	2,875	1.7%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)		—	—	—	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(10)(13)(19)	—	—	—	6/11/2019	—	—	793	—	0.0%
SFR Holdco, LLC (24.4% of equity commitment)	(10)	—	—	—	8/6/2021	—	—	3,900	4,954	3.0%
SFR Holdco 2, LLC (13.9% of equity commitment)	(10)	—	—	—	10/24/2024	—	—	1,950	1,979	1.2%
								6,643	6,933	4.2%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,702	1.0%
Familia Dental Group Holdings, LLC (1,525 Class A units)	(13)	—	—	—	4/8/2016	—	—	5,224	2,834	1.7%
								7,256	4,536	2.7%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(13)	—	—	—	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Investments								16,988	14,344	8.6%
Total Non-Controlled Affiliate Company Investments								$94,367	$78,520	47.0%

TOTAL INVESTMENTS								$373,465	$334,855	201.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts
There were no foreign currency forward contracts held as of December 31, 2025.
________________________________________________________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate ("Prime" or "P"), each of which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR, LIBOR or Prime, as applicable, and the current contractual interest rate in effect at December 31, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(3)Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2025 represented 201.1% of the Company’s net assets or 89.8% of the Company’s total assets, are subject to legal restrictions on sales.
(4)Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)Percentages are based on net assets of $166,490 as of December 31, 2025.
(6)The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
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
(9)This is a demand note with no stated maturity.
(10)This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets totaled 21.8% of the Company’s total assets.
(11)Investments without an interest rate are non-income producing.
(12)Ownership of certain equity investments may occur through a holding company or partnership.
(13)Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(14)All or a portion of this commitment was unfunded at December 31, 2025. As such, interest is earned only on the funded portion of this commitment.
(15)This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
December 31, 2025
(in thousands, except for shares and units)
(16)This position was on non-accrual status as of December 31, 2025, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(17)This investment represents a note convertible to preferred shares of the borrower.
(18)The headquarters of this portfolio company is located in Singapore.
(19)The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2021. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments. The Company has recorded a portion of the contractual interest based on expected future cash flows.
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
(6)The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, is the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
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
(10)This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 21.5% of the Company’s total assets.
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
Following the Asset Sale, the Company’s assets will be the net cash proceeds from the sale after giving effect to the receipt of proceeds from the Asset Sale, repayment of liabilities, transaction costs and distribution of undistributed net investment income. Pursuant to and subject to the terms and conditions of the Merger Agreement, subsequent to the closing of the Asset Sale, the Company will merge with HRZN. See Note 6 for additional information on the Merger and the Asset Sale.

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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate a portfolio company in which it has invested other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2025, 2024 and 2023, the Company received return of capital distributions from its equity investments of $29,041, $39 and zero, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $3,065 and $2,975 as of December 31, 2025 and 2024, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2025, 2024 and 2023 totaled $1,262, $1,147 and $1,116, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.
The components of the Company’s investment income were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Interest income	$26,217	$44,283	$49,779
PIK interest income	7,651	9,161	9,407
Dividend income (1)	2,096	4,292	4,188
Other income (2)	516	1,324	(679)
Prepayment gain (loss)	603	531	553
Accretion of discounts and amortization of premiums	792	936	1,049
Total investment income	$37,875	$60,527	$64,297
________________________________________________________
(1)Includes PIK dividends of $456, $457 and $477, respectively

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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of December 31, 2025 and December 31, 2024, there were 14 and 10 borrowers, respectively, with a debt or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $13,405 and $15,723 at December 31, 2025 and 2024, respectively.
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
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $1,240 and $1,925 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the years ended December 31, 2025, 2024 and 2023 was $1,627, $1,317 and $1,308, respectively.
Offering Costs
Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized debt issuance costs on the consolidated statements of assets and liabilities as noted above. As of both December 31, 2025 and 2024, other assets on the consolidated statements of assets and liabilities included $262 of deferred offering costs, respectively, which will be charged against the proceeds from future debt or equity offerings when completed.
Investments Denominated in Foreign Currency
As of December 31, 2025 and 2024, the Company held no investments denominated in a foreign currency.
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
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Company’s capital gain exceeds the Company’s capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a net expense on the consolidated statements of operations of $82, $456 and $485, respectively, for U.S. federal excise tax. As of December 31, 2025, and 2024, the Company had a receivable of $79 and a payable of $316 for U.S. federal excise taxes, respectively. These amounts were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a net tax expense (benefit) of $141, $(4) and $321, respectively, on the consolidated statements of operations for these subsidiaries. As of both December 31, 2025 and December 31, 2024, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2025. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service (IRS) for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025, except as disclosed in Note 15.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Amortized Cost:
Senior secured loans	$283,276	75.9%	$372,074	75.0%
Unitranche secured loans	2,166	0.5	3,835	0.8
Junior secured loans	44,322	11.9	35,771	7.2
LLC equity interest in SLF	—	—	42,650	8.6
Equity investments	43,701	11.7	41,467	8.4
Total	$373,465	100.0%	$495,797	100.0%

	December 31, 2025		December 31, 2024
Fair Value:
Senior secured loans	$263,219	78.6%	$357,994	78.3%
Unitranche secured loans	2,183	0.7	3,862	0.8
Junior secured loans	35,180	10.5	29,634	6.5
LLC equity interest in SLF	—	—	32,730	7.2
Equity investments	34,273	10.2	32,828	7.2
Total	$334,855	100.0%	$457,048	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2025		December 31, 2024
Amortized Cost:
United States
Midwest	$120,079	32.2%	$178,051	35.9%
Northeast	99,187	26.6	103,354	20.8
Northwest	—	—	3,928	0.8
Southeast	73,300	19.6	116,087	23.5
Southwest	11,605	3.0	12,622	2.5
West	69,294	18.6	81,755	16.5
International (1)	—	—	—	—
Total	$373,465	100.0%	$495,797	100.0%
___________________________________________________
(1)Includes one equity investment with no cost basis as of December 31, 2025 and December 31, 2024, respectively.

	December 31, 2025		December 31, 2024
Fair Value:
United States
Midwest	$101,072	30.2%	$152,880	33.4%
Northeast	89,532	26.7	94,766	20.7
Northwest	—	—	4,030	0.9
Southeast	68,243	20.4	111,115	24.4
Southwest	11,804	3.5	13,186	2.9
West	63,280	18.9	79,683	17.4
International	924	0.3	1,388	0.3
Total	$334,855	100.0%	$457,048	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Amortized Cost:
Aerospace & Defense	$1,631	0.4%	$—	—%
Automotive	23,953	6.4	20,188	4.1
Banking	11,605	3.1	11,689	2.4
Beverage, Food & Tobacco	1,631	0.4	4,554	0.9
Capital Equipment	4,967	1.3	4,809	1.0
Chemicals, Plastics & Rubber	4,474	1.2	3,784	0.8
Construction & Building	10,159	2.7	10,094	2.0
Consumer Goods: Durable	9,168	2.5	8,444	1.7
Consumer Goods: Non-Durable	3,762	1.0	3,857	0.8
Containers, Packaging & Glass	2,181	0.6	—	—
Environmental Industries	67	0.0 *	67	0.0 *
FIRE: Finance	8,569	2.4	12,675	2.6
FIRE: Real Estate	100,750	27.0	90,397	18.2
Healthcare & Pharmaceuticals	51,823	13.9	83,481	16.8
High Tech Industries	39,356	10.5	42,841	8.6
Hotels, Gaming & Leisure	111	0.0 *	111	0.0 *
Investment Funds & Vehicles	—	0.0	42,650	8.6
Media: Advertising, Printing & Publishing	9,239	2.6	10,636	2.1
Media: Broadcasting & Subscription	4,598	1.2	4,574	0.9
Media: Diversified & Production	23,318	6.2	43,554	8.8
Retail	2,590	0.7	2,534	0.5
Services: Business	28,475	7.6	50,740	10.2
Services: Consumer	26,563	7.1	32,552	6.6
Telecommunications	1,807	0.5	5,496	1.1
Transportation: Cargo	2,393	0.6	5,794	1.2
Wholesale	275	0.1	276	0.1
Total	$373,465	100.0%	$495,797	100.0%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	December 31, 2025		December 31, 2024
Fair Value:
Aerospace & Defense	$1,646	0.5%	$—	—%
Automotive	19,701	5.9	16,267	3.6
Banking	6,479	2.0	7,861	1.7
Beverage, Food & Tobacco	2,875	0.9	6,027	1.3
Capital Equipment	4,982	1.5	4,853	1.1
Chemicals, Plastics & Rubber	3,911	1.2	4,864	1.1
Construction & Building	10,544	3.1	10,334	2.3
Consumer Goods: Durable	7,526	2.2	8,263	1.8
Consumer Goods: Non-Durable	1,745	0.5	2,467	0.4
Containers, Packaging & Glass	2,023	0.6	—	—
Environmental Industries	87	0.0 *	520	0.1
FIRE: Finance	8,629	2.6	12,789	2.8
FIRE: Real Estate	93,604	28.0	83,037	18.2
Healthcare & Pharmaceuticals	47,332	14.2	79,784	17.5
High Tech Industries	37,484	11.3	41,240	9.0
Hotels, Gaming & Leisure	142	—	144	0.0 *
Investment Funds & Vehicles	—	—	32,730	7.2
Media: Advertising, Printing & Publishing	10,143	3.0	12,035	2.6
Media: Broadcasting & Subscription	697	0.2	1,156	0.3
Media: Diversified & Production	22,826	6.8	43,717	9.6
Retail	1,068	0.3	2,036	0.4
Services: Business	28,900	8.6	51,175	11.2
Services: Consumer	18,171	5.4	24,113	5.3
Telecommunications	1,820	0.5	5,586	1.2
Transportation: Cargo	2,396	0.7	5,890	1.3
Wholesale	124	—	160	0.0 *
Total	$334,855	100.0%	$457,048	100.0%
_______________________________________________________
*Represents an amount less than 0.1%.
MRCC Senior Loan Fund I, LLC
The Company previously co-invested with Life Insurance Company of the Southwest (“LSW”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF was capitalized as underlying investment transactions were completed, taking into account available debt and equity commitments for funding those investments. All portfolio and investment decisions in respect to SLF were approved by the SLF investment committee, consisting of one representative from the Company and one representative from LSW. Investments held by SLF were measured at fair value using the same valuation methodologies as described in Note 4. The Company’s investment was illiquid in nature as SLF did not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. On December 10, 2025, SLF’s Board of Managers adopted resolutions approving the wind-down and dissolution of SLF. As of December 31, 2025, SLF completed its wind-down of SLF’s remaining portfolio investments and distributed in-kind the remaining unsold investments.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2024, the Company had made net capital contributions to SLF of $42,650, with a fair value of $32,730. During the year ended December 31, 2025, the Company recorded return of capital distributions totaling $28,900 (including $10,171 received as a distribution-in-kind of investments previously held by SLF). During the year ended December 31, 2025, the Company recorded a net realized loss of $13,755 and a net change in unrealized gain (loss) of $9,920 on its investment in SLF.
For the years ended December 31, 2025, 2024 and 2023, the Company received $1,600, $3,600, and $3,600 respectively, of dividend income from the Company’s LLC equity interest in SLF.
SLF’s profits and losses were allocated to the Company and LSW in accordance with their respective ownership interests. As of December 31, 2024, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of December 31, 2024, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded. Additionally, as of December 31, 2024, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF, and $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.
As of December 31, 2024, SLF had total assets at fair value of $104,159. As of December 31, 2024, SLF had four portfolio company investments on non-accrual status with a fair value of $5,184. The portfolio companies in SLF were in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2024, SLF had $1,591 in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
On September 18, 2025, SLF fully repaid its senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A. The facility was held through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). As of December 31, 2024, the aggregate commitment and principal amounts outstanding was $38,214. Borrowings on the SLF Credit Facility bore interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility had a maturity date of November 23, 2031. As of December 31, 2024, the SLF Credit Facility was accruing a weighted average interest rate of 6.9%.
SLF did not pay any fees to MC Advisors or its affiliates; however, SLF had an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions were delegated to MC Management. SLF reimbursed MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2025, 2024 and 2023, SLF incurred $221, $160 and $209 of allocable expenses, respectively. There are no agreements or understandings by which the Company guaranteed any SLF obligations.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2024:

December 31, 2024
Secured loans (1)	101,624
Weighted average current interest rate on secured loans (2)	9.3%
Number of portfolio company investments in SLF	36
Largest portfolio company investment (1)	4,900
Total of five largest portfolio company investments (1)	23,901
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(in thousands, except share and per share data)
Below is certain summarized financial information for SLF as of December 31, 2025 (liquidation date) and December 31, 2024 and for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024

Assets
Investments, at fair value	$—	$97,951
Cash and cash equivalents	696	1,488
Restricted cash and cash equivalents	—	3,673
Receivable for unsettled trades	21,943	—
Interest receivable	145	1,047
Other assets	8	—
Total assets	$22,792	$104,159
Liabilities
Revolving credit facility	$—	$38,214
Less: Unamortized debt issuance costs	—	—
Total debt, less unamortized debt issuance costs	—	38,214
Interest payable	—	272
Distribution payable	22,557	—
Accounts payable and accrued expenses	235	212
Total liabilities	22,792	38,698
Members’ capital	—	65,461
Total liabilities and members’ capital	$22,792	$104,159

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Interest income	$5,646	$13,012	$18,362
Total investment income	5,646	13,012	18,362
Expenses:
Interest and other debt financing expenses	976	5,173	8,847
Professional fees and other expenses	544	640	757
Total expenses	1,520	5,813	9,604
Net investment income	4,126	7,199	8,758
Net gain (loss):
Net realized gain (loss)	(23,361)	82	(5,119)
Net change in unrealized gain (loss)	14,831	(862)	(1,216)
Net gain (loss)	(8,530)	(780)	(6,335)
Net increase (decrease) in members’ capital	$(4,404)	$6,419	$2,423

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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
As of December 31, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company and the Valuation Designee at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts would be categorized as Level 2 in the fair value hierarchy. As of both December 31, 2025 and December 31, 2024 there were no foreign currency forward contracts outstanding.
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of December 31, 2025 and December 31, 2024:

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$263,219	$263,219
Unitranche secured loans	—	—	2,183	2,183
Junior secured loans	—	—	35,180	35,180
Equity investments	—	—	34,273	34,273
Total investments	$—	$—	$334,855	$334,855

	Fair Value Measurements
December 31, 2024	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$357,994	$357,994
Unitranche secured loans	—	—	3,862	3,862
Junior secured loans	—	—	29,634	29,634
Equity investments	61	—	32,767	32,828
Investments measured at NAV (1) (2)	—	—	—	32,730
Total investments	$61	$—	$424,257	$457,048
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
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual status, the contractual interest rates on the loans in the Company’s investment portfolio ranged from 3.84% to 18.99% at December 31, 2025 and 4.46% to 19.59% at December 31, 2024. The maturity dates on the loans outstanding at December 31, 2025 range between January 2026 and March 2031.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2025 and 2024:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total Level 3 investments
Balance as of December 31, 2024	$357,994	$3,862	$29,634	$32,767	$424,257
Net realized gain (loss) on investments	(862)	—	(2,029)	32	(2,859)
Net change in unrealized gain (loss) on investments	(8,076)	(11)	(904)	(869)	(9,860)
Purchases of investments and other adjustments to cost (1)	39,889	8	8,555	2,779	51,231
Proceeds from principal payments and sales of investments (2)	(124,820)	(1,676)	(982)	(436)	(127,914)
Reclassifications (3)	(906)	—	906	—	—
Balance as of December 31, 2025	$263,219	$2,183	$35,180	$34,273	$334,855

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity investments	Total Level 3 investments
Balance as of December 31, 2023	$388,882	$13,877	$26,594	$25,654	$455,007
Net realized gain (loss) on investments	52	—	—	634	686
Net change in unrealized gain (loss) on investments	(10,299)	(108)	(2,303)	(2,678)	(15,388)
Purchases of investments and other adjustments to cost (1)	87,569	130	5,346	4,909	97,954
Proceeds from principal payments and sales of investments (2)	(96,577)	(10,037)	(5,977)	(1,076)	(113,667)
Reclassifications (3)	(11,633)	—	5,974	5,659	—
Transfers in (out) of Level 3 (4)	—	—	—	(335)	(335)
Balance as of December 31, 2024	$357,994	$3,862	$29,634	$32,767	$424,257
________________________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, PIK interest capitalized, and the distribution-in-kind of investments previously held by SLF.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.
(4)Represents non-cash transfers between fair value categories due to a restructuring.
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2025, attributable to Level 3 investments still held at December 31, 2025 was $(10,650). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2024, attributable to Level 3 investments still held at December 31, 2024 was $(13,816). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no investments transferred between Levels 1, 2 and 3 for the year ended December 31, 2025. During the December 31, 2024 there was one investment transferred from Level 3 to Level 1 as a result of a restructuring.

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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of December 31, 2025:

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
					Minimum	Maximum
Assets:
Senior secured loans	$169,384	Discounted cash flow	EBITDA multiples	11.6x	4.5x	36.4x
			Market yields	11.9%	7.2%	22.3%
Senior secured loans	54,629	Discounted cash flow	Revenue multiples	7.0x	1.0x	10.8x
			Market yields	10.3%	8.5%	20.0%
Senior secured loans	18,790	Enterprise value	Book value multiples	1.3x	1.3x	1.3x
Senior secured loans	7,953	Enterprise value	EBITDA multiples	6.4x	5.5x	12.0x
Senior secured loans	7,891	Enterprise value	Revenue multiples	2.3x	1.0x	5.3x
Senior secured loans	4,274	Liquidation	Probability weighting of alternative outcomes	45.6%	31.8%	84.2%
Unitranche secured loans	2,183	Discounted cash flow	Revenue multiples	5.5x	5.5x	5.5x
			Market yields	13.2%	13.2%	13.2%
Junior secured loans	25,517	Discounted cash flow	Market yields	13.2%	12.8%	13.3%
Junior secured loans	4,167	Enterprise value	Revenue multiples	4.4x	1.0x	5.3x
Junior secured loans	2,208	Liquidation	Probability weighting of alternative outcomes	265.0%	265.0%	265.0%
Junior secured loans	1,068	Discounted cash flow	Revenue multiples	0.2x	0.2x	0.2x
			Market yields	19.5%	19.5%	19.5%
Junior secured loans	542	Enterprise value	EBITDA multiples	10.3x	6.0x	12.0x
Equity investments	23,978	Enterprise value	EBITDA multiples	9.5x	5.0x	15.0x
Equity investments	9,123	Enterprise value	Revenue multiples	2.5x	0.4x	10.8x
Equity investments	1,019	Option pricing model	Volatility	66.2%	24.0%	70.0%
Total Level 3 Assets	$332,726
________________________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $2,129 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value of the Company’s debt facilities is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following are the carrying values and fair values of the Company’s debt as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility	$60,860	$60,860	$162,872	$162,872
2026 Notes	129,900	129,900	129,103	124,161
Total Debt	$190,760	$190,760	$291,975	$287,033
________________________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	190,760	287,033
Total Debt	$190,760	$287,033

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 5. Transactions with Affiliate Companies
An affiliate company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date for each investment. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2025 and 2024 were as follows:

Portfolio Company	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2025
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,382	$—	$—	$—	$612	$—	$—	$(451)	$8,543
American Community Homes, Inc.	4,125	—	—	—	301	—	—	(223)	4,203
American Community Homes, Inc.	508	—	—	—	38	—	—	(28)	518
American Community Homes, Inc.	1,868	—	—	—	137	—	—	(100)	1,905
American Community Homes, Inc.	3,459	—	—	—	253	—	—	(187)	3,525
American Community Homes, Inc.	16	—	—	—	—	—	—	(1)	15
American Community Homes, Inc.	79	—	—	—	6	—	—	(4)	81
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	18,437	—	—	—	1,347	—	—	(994)	18,790

Ascent Midco, LLC (2,032,258 Class A units)	1,760	—	—	—	—	—	—	(58)	1,702
	1,760	—	—	—	—	—	—	(58)	1,702

Familia Dental Group Holdings, LLC (1,525 Class A units)	3,023	—	—	—	—	—	—	(189)	2,834
	3,023	—	—	—	—	—	—	(189)	2,834

HFZ Capital Group LLC	13,378	—	—	—	—	—	—	(31)	13,347
HFZ Capital Group LLC	4,807	—	—	—	—	—	—	(12)	4,795
MC Asset Management (Corporate), LLC	12,517	—	—	—	1,451	—	—	—	13,968
MC Asset Management (Corporate), LLC	3,731	—	—	—	432	—	—	—	4,163
MC Asset Management (Corporate), LLC (15.9% of interests)	—	—	—	—	—	—	—	—	—
	34,433	—	—	—	1,883	—	—	(43)	36,273

Mnine Holdings, Inc.	6,592	—	—	(6,674)	82	—	—	—	—
Mnine Holdings, Inc.	58	—	—	(59)	1	—	—	—	—
Mnine Holdings, Inc. (Revolver)	133	—	288	(421)	—	—	—	—	—
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,783	—	288	(7,154)	83	—	—	—	—

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2024	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest capitalized (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2025

NECB Collections, LLC (Revolver)	$422	$—	$—	$—	$—	$—	$—	$(4)	$418
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	422	—	—	—	—	—	—	(4)	418

SFR Holdco, LLC	5,593	—	—	—	—	—	—	281	5,874
SFR Holdco, LLC (24.4% of equity commitment)	4,797	—	—	—	—	—	—	157	4,954
	10,390	—	—	—	—	—	—	438	10,828

SFR Holdco 2, LLC (Delayed Draw)	1,295	—	1,630	—	—	—	—	(104)	2,821
SFR Holdco 2, LLC (13.9% of equity commitment)	864	—	1,086	—	—	—	—	29	1,979
	2,159	—	2,716	—	—	—	—	(75)	4,800

TJ Management HoldCo, LLC (Revolver)	—	—	175	(175)	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,076	—	—	—	—	—	—	(201)	2,875
	3,076	—	175	(175)	—	—	—	(201)	2,875
Total non-controlled affiliate company investments	$80,483	$—	$3,179	$(7,329)	$3,313	$—	$—	$(1,126)	$78,520
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$32,730	$—	$—	$(28,895)	$—	$—	$(13,755)	$9,920	$—
	32,730	—	—	(28,895)	—	—	(13,755)	9,920	—
Total controlled affiliate company investments	$32,730	$—	$—	$(28,895)	$—	$—	$(13,755)	$9,920	$—

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2024
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,110	$—	$—	$—	$908	$—	$—	$(636)	$8,382
American Community Homes, Inc.	3,990	—	—	—	446	—	—	(311)	4,125
American Community Homes, Inc.	491	—	—	—	56	—	—	(39)	508
American Community Homes, Inc.	1,808	—	—	—	203	—	—	(143)	1,868
American Community Homes, Inc.	3,347	—	—	—	374	—	—	(262)	3,459
American Community Homes, Inc.	16	—	—	—	—	—	—	—	16
American Community Homes, Inc.	77	—	—	—	8	—	—	(6)	79
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	—	—	—	—	—	—
	17,839	—	—	—	1,995	—	—	(1,397)	18,437

Ascent Midco, LLC (2,032,258 Class A units)	1,932	—	—	—	—	—	—	(172)	1,760
	1,932	—	—	—	—	—	—	(172)	1,760

Familia Dental Group Holdings, LLC (1,304 Class A units)	2,226	—	1,011	—	—	—	—	(214)	3,023
	2,226	—	1,011	—	—	—	—	(214)	3,023

HFZ Capital Group, LLC	17,233	—	—	—	—	—	—	(3,855)	13,378
HFZ Capital Group, LLC	6,191	—	—	—	—	—	—	(1,384)	4,807
MC Asset Management (Corporate), LLC	10,237	—	—	—	2,280	—	—	—	12,517
MC Asset Management (Corporate), LLC	3,051	—	—	—	680	—	—	—	3,731
MC Asset Management (Corporate), LLC (15.9% of interest)	1,045	—	—	—	—	—	—	(1,045)	—
	37,757	—	—	—	2,960	—	—	(6,284)	34,433

Mnine Holdings, Inc.	6,187	—	—	—	326	—	—	79	6,592
Mnine Holdings, Inc.	55	—	—	—	3	—	—	—	58
Mnine Holdings, Inc. (Revolver)	658	—	170	(703)	—	—	—	8	133
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,900	—	170	(703)	329	—	—	87	6,783

NECB Collections, LLC (Revolver)	424	—	—	—	—	—	—	(2)	422
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	424	—	—	—	—	—	—	(2)	422

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	(3,323)	—	—	—	—	—
	3,323	—	—	(3,323)	—	—	—	—	—

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at December 31, 2024
SFR Holdco, LLC	$5,539	$—	$—	$—	$—	$—	$—	$54	$5,593
SFR Holdco, LLC (24.4% of equity commitments)	4,372	—	—	—	—	—	—	425	4,797
	9,911	—	—	—	—	—	—	479	10,390

SFR Holdco 2, LLC (Delayed Draw)	—	—	1,295	—	—	—	—	—	1,295
SFR Holdco 2, LLC (13.9% of equity commitment)	—	—	864	—	—	—	—	—	864
	—	—	2,159	—	—	—	—	—	2,159

TJ Management HoldCo, LLC (Revolver)	—	—	955	(955)	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,229	—	—	—	—	—	—	(153)	3,076
	3,229	—	955	(955)	—	—	—	(153)	3,076
Total non-controlled affiliate company investments	$83,541	$—	$4,295	$(4,981)	$5,284	$—	$—	$(7,656)	$80,483
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$33,122	$—	$—	$—	$—	$—	$—	$(392)	$32,730
	33,122	—	—	—	—	—	—	(392)	32,730
Total controlled affiliate company investments	$33,122	$—	$—	$—	$—	$—	$—	$(392)	$32,730

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$611	$—	$—	$900	$—	$—
American Community Homes, Inc.	301	—	—	442	—	—
American Community Homes, Inc.	37	—	—	56	—	—
American Community Homes, Inc.	137	—	—	200	—	—
American Community Homes, Inc.	252	—	—	373	—	—
American Community Homes, Inc.	—	—	—	3	—	—
American Community Homes, Inc.	4	—	—	7	—	—
American Community Homes, Inc. (Revolver)	7	—	—	1	—	—
American Community Homes, Inc. (Common Stock)	—	—	—	—	—	—
	1,349	—	—	1,982	—	—

Ascent Midco, LLC (Class A units)	—	237	—	—	220	—
	—	237	—	—	220	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	1,075	—	—	2,409	—	—
HFZ Capital Group, LLC	385	—	—	845	—	—
MC Asset Management (Corporate), LLC	1,109	—	—	2,379	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	330	—	—	710	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	2,899	—	—	6,343	—	—

Mnine Holdings, Inc.	—	—	—	871	—	16
Mnine Holdings, Inc.	—	—	—	7	—	—
Mnine Holdings, Inc. (Revolver)	—	—	—	11	—	2
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	—	—	—	889	—	18

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver) (1)	n/a	n/a	n/a	330	—	—
	n/a	n/a	n/a	330	—	—

SFR Holdco, LLC (Delayed Draw)	592	—	—	657	—	—
SFR Holdco, LLC (Equity Commitment)	—	—	—	—	—	—
	592	—	—	657	—	—

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2025			2024
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
SFR Holdco 2, LLC (Delayed Draw)	$176	$—	$—	$14	$—	$—
SFR Holdco 2, LLC (Equity Commitment)	—	—	—	—	—	—
	176	—	—	14	—	—

TJ Management HoldCo LLC (Revolver)	10	—	—	32	—	—
TJ Management HoldCo LLC (Common Stock)	—	—	—	—	—	—
	10	—	—	32	—	—

Total non-controlled affiliate company investments	$5,026	$237	$—	$10,247	$220	$18

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,600	$—	$—	$3,600	$—
	—	1,600	—	—	3,600	—
Total controlled affiliate company investments	$—	$1,600	$—	$—	$3,600	$—
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
Base management fees for the years ended December 31, 2025, 2024 and 2023 were $6,821, $8,056 and $8,603, respectively.

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
The composition of the Company’s incentive fees for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Part one incentive fees (1)	$251	$5,396	$5,812
Part two incentive fees (2)	—	—	—
Incentive Fee Limitation	(251)	(2,947)	—
Total incentive fees	$—	$2,449	$5,812
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
The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $3,305, $2,877 and $2,833, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,483, $1,011 and $940, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2025 and 2024, $395 and $284, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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
As of both December 31, 2025 and December 31, 2024, the Company had no accounts payable to members of the Board, which would otherwise represent accrued and unpaid fees for their services.
Merger Agreement with Horizon Technology Finance Corporation
On August 7, 2025, the Company entered into the Merger Agreement with HRZN, HMMS, Inc., a Maryland corporation and wholly owned subsidiary of HRZN (“Merger Sub”), MC Advisors, and Horizon Technology Finance Management LLC, a Delaware limited liability company and investment adviser to HRZN. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at Effective Time, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of HRZN and, immediately thereafter, the Company will merge with and into HRZN, with HRZN continuing as the surviving company (collectively, the “Merger”). The boards of directors of both the Company and HRZN, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Consummation of the Merger, which is currently anticipated to occur near the end of the first quarter or early in the second quarter of this year, is subject to certain closing conditions, including (1) requisite approvals of HRZN stockholders and the Company’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for the HRZN Common Stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (6) consummation of the Asset Sale (as defined below) immediately prior to the Merger.
Asset Purchase Agreement with Monroe Capital Income Plus Corporation
On August 7, 2025, the Company entered into the Asset Purchase Agreement with MCIP and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire the investment assets of the Company at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Merger. The boards of directors of both the Company and MCIP, including each of their respective independent directors (in each case, on the recommendation of a special committee of each such board comprised solely of certain independent directors of the applicable board), have approved the Asset Purchase Agreement and the transactions contemplated therein.
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
Consummation of the Asset Sale, which is currently anticipated to occur near the end of the first quarter or early in the second quarter of this year, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders, (2) the absence of certain legal impediments to the consummation of the Asset Sale, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Asset Purchase Agreement, (4) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and (5) the satisfaction or waiver of the closing conditions in the Merger Agreement (other than the condition precedent with respect to the Asset Sale).
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
On January 20, 2026, the Company filed a definitive joint proxy statement/prospectus with the SEC in connection with the Transactions, and the Company has scheduled a special meeting of stockholders for March 13, 2026 to seek stockholder approval of the proposals described therein.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 187% and 165%, respectively.
Revolving Credit Facility: The Company has a revolving credit facility with ING Capital LLC, as agent. On August 20, 2025, the Company reduced the aggregate commitments available under the revolving credit facility from $255,000 to $175,000. The revolving credit facility has an accordion feature which permits the Company, under certain circumstances, to increase the size of the facility up to $400,000. The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 27, 2026 and for general working capital purposes until December 27, 2027, the maturity date of the revolving credit facility. On February 27, 2025 and September 26, 2025, the Company amended its revolving credit facility to provide additional flexibility for the Company to refinance the 2026 Notes, including, among other things, by modifying the borrowing base treatment of the 2026 Notes and allowing for new indebtedness to be incurred to refinance the 2026 Notes.
The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets at least equal to $150,000 plus 65% of the net proceeds to the Company from sales of its equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. Additionally, the revolving credit facility contains provisions for inclusion of a portion of the 2026 Notes in the definition of indebtedness requiring borrowing base coverage. This required inclusion is $20.0 million through January 15, 2026, with an increase in the required inclusion level leading up to the maturity of the 2026 Notes. The revolving credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.
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
As of December 31, 2025 and December 31, 2024, the Company had U.S. dollar borrowings of $62,000 and $163,900, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of December 31, 2025 and December 31, 2024, the outstanding borrowings were accruing at a weighted average interest rate of 6.5% and 7.1%, respectively.
As of December 31, 2025 and 2024, we were in compliance with all covenants and other requirements of the revolving credit facility. See Note 15. Subsequent Events for discussion of a subsequent event related to an amendment to the revolving credit facility.
2026 Notes: As of both December 31, 2025 and December 31, 2024, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.
As of December 31, 2025 and 2024, we were in compliance with all covenants and other requirements of the 2026 Notes. See Note 15. Subsequent Events for discussion of a subsequent event related to the 2026 Notes.
Components of Interest Expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Interest expense - revolving credit facility	$8,020	$14,380	$15,319
Interest expense - 2026 Notes	6,220	6,220	6,220
Amortization of debt issuance costs	1,627	1,317	1,308
Total interest and other debt financing expenses	$15,867	$21,917	$22,847
Average debt outstanding	$228,881	$302,211	$318,884
Average stated interest rate	6.2%	6.8%	6.7%
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both December 31, 2025 and December 31, 2024, the Company held no foreign currency forward contracts. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
For the years ended December 31, 2025, 2024 and 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of zero, zero, and $(1,507), respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero, zero, and $1,756, respectively.
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
The following permanent differences were reclassified for tax purposes:

	For the Years Ended December 31,
	2025	2024	2023
Increase (decrease) in capital in excess of par value	$(105)	$(415)	$(573)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	105	415	573
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of both December 31, 2025 and 2024, the Company had no short-term capital loss carryforwards. As of December 31, 2025 and 2024, the Company had long-term capital loss carryforwards of $84,959 and $83,155, respectively.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$(5,122)	$9,704	$371
Net change in unrealized (gain) loss for book but not tax	(139)	16,259	(14,270)
Other realized gain (loss) for tax but not book	14,883	385	(827)
Other income (loss) for tax but not book	(1,015)	(1,257)	(2,331)
Other deductions for book in excess of deductions for tax	—	—	—
Expenses not currently deductible	223	452	806
Net capital loss carryforward	1,784	(1,817)	41,602
Taxable Income before deductions for distributions	$10,614	$23,726	$25,351

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the Years Ended December 31,
	2025	2024	2023
Ordinary income	$20,150	$21,666	$21,666
Long-term capital gains	—	—	—
Total	$20,150	$21,666	$21,666
The Company’s consolidated Taxable Subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a net tax expense (benefit) of approximately $141, $(4) and $321, respectively, for these Taxable Subsidiaries.
As of December 31, 2025, the estimated cost basis of investments for U.S. federal income tax purposes was $386,264, resulting in estimated net unrealized loss of $51,409, comprised of estimated gross unrealized gains and losses of $17,535 and $68,944, respectively. As of December 31, 2024, the estimated cost basis of investments for U.S. federal income tax purposes was $493,305, resulting in estimated net unrealized loss of $36,258, comprised of estimated gross unrealized gains and losses of $19,390 and $55,648, respectively.
Note 10. Distributions
The Company’s distributions to stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the years ended December 31, 2025, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Year ended December 31, 2025:
March 3, 2025	March 14, 2025	March 31, 2025	$0.25	$5,417	19,025	$148
June 4, 2025	June 16, 2025	June 30, 2025	$0.25	$5,416	35,753	$235
September 10, 2025	September 22, 2025	September 30, 2025	$0.25	$5,417	33,303	$235
December 15, 2025	December 23, 2025	December 31, 2025	$0.18	$3,900	25,981	$170
Total distributions declared			$0.93	$20,150	114,062	$788

Year ended December 31, 2024:
March 5, 2024	March 15, 2024	March 29, 2024	$0.25	$5,417	18,219	$134
June 3, 2024	June 17, 2024	June 28, 2024	$0.25	$5,416	18,516	$140
September 3, 2024	September 16, 2024	September 30, 2024	$0.25	$5,417	18,786	$154
December 6, 2024	December 16, 2024	December 30, 2024	$0.25	$5,416	18,782	$165
Total distributions declared			$1.00	$21,666	74,303	$593

Year ended December 31, 2023
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	10,380	$81
June 2, 2023	June 15, 2023	June 30, 2023	$0.25	$5,417	9,045	$73
September 1, 2023	September 15, 2023	September 29, 2023	$0.25	$5,417	16,514	$123
December 1, 2023	December 15, 2023	December 29, 2023	$0.25	$5,415	1,074	$12
Total distributions declared			$1.00	$21,666	37,013	$289

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 11. Stock Issuances and Repurchases
Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the years ended December 31, 2025 and 2024.
Note 12. Commitments and Contingencies
Commitments: As of December 31, 2025 and December 31, 2024, the Company had $20,473 and $38,509, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had no unfunded commitments to SLF as of December 31, 2025 and $7,350 as of December 31, 2024, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of December 31, 2025.
The table below presents outstanding commitments to fund investments in current portfolio companies as of December 31, 2025 and December 31, 2024:

Portfolio Company	December 31, 2025	December 31, 2024
American Broadband and Telecommunications Company LLC (Revolver)	$371	$374
American Broadband and Telecommunications Company LLC (Delayed Draw)	n/a	54
American Community Homes, Inc. (Revolver)	2,500	2,500
Aras Corporation (Revolver)	218	207
Arcserve Cayman Opco LP (Delayed Draw)	386	386
Avalara, Inc. (Revolver)	n/a	400
Bluesight, Inc. (Revolver)	348	348
Bonterra, LLC (Revolver)	n/a	385
BTR Opco LLC (Delayed Draw)	75	149
Calabrio, Inc. (Revolver)	n/a	234
Cdata Software, Inc. (Delayed Draw)	556	556
Cdata Software, Inc. (Delayed Draw)	472	472
Cdata Software, Inc. (Revolver)	667	667
Chess.com, LLC (Revolver)	652	652
Destination Media, Inc. (Revolver)	n/a	82
Dorado Acquisition, Inc. (Revolver)	596	596
Douglas Holdings, Inc. (Delayed Draw)	478	543
Douglas Holdings, Inc. (Delayed Draw)	82	260
Douglas Holdings, Inc. (Delayed Draw)	n/a	598
Douglas Holdings, Inc. (Revolver)	217	217
Drawbridge Partners, LLC (Revolver)	522	522
Drawbridge Partners, LLC (Delayed Draw)	79	79
Epika Fleet Services, Inc. (Delayed Draw)	n/a	381

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Epika Fleet Services, Inc. (Delayed Draw)	n/a	779
Epika Fleet Services, Inc. (Revolver)	n/a	536
Express Wash Acquisition Company, LLC (Revolver)	n/a	171
Forest Buyer, LLC (Revolver)	n/a	750
GC Champion Acquisition LLC (Delayed Draw)	669	669
Hastings Manufacturing Company (Revolver)	691	691
HS4 Acquisitionco, Inc. (Revolver)	n/a	266
IDIG Parent, LLC (Common stock)	n/a	43
Independence Buyer, Inc. (Revolver)	116	1,138
J2 BWA Funding LLC (Revolver)	40	1,061
Kar Wash Holdings, LLC (Delayed Draw)	n/a	1,846
Kar Wash Holdings, LLC (Revolver)	n/a	952
Kingsley Gate Partners, LLC (Revolver)	n/a	48
KL Moon Acquisition, LLC (Revolver)	190	352
The Kyjen Company, LLC (Revolver)	105	n/a
Lifted Trucks Holdings, LLC (Revolver)	1,389	1,444
LVF Holdings, Inc. (Revolver)	n/a	141
MEI Buyer LLC (Delayed Draw)	524	n/a
MEI Buyer LLC (Revolver)	410	373
Mindbody, Inc. (Revolver)	n/a	667
Mnine Holdings, Inc. (Revolver)	n/a	613
NationsBenefits, LLC (Delayed Draw)	n/a	649
NationsBenefits, LLC (Revolver)	n/a	2,222
NECB Collections, LLC (Revolver)	45	45
Northeast Contracting Company, LLC (Revolver)	250	318
NQ PE Project Colosseum Midco Inc. (Revolver)	438	438
Planful, Inc. (Revolver)	n/a	543
Prototek LLC (Revolver)	288	288
Recorded Future, Inc. (Class A units)	n/a	16
Recycled Plastics Industries, LLC (Revolver)	284	284
Relevate Health Group, LLC (Revolver)	316	147
Seran BioScience, LLC (Revolver)	444	444
SFR Holdco 2, LLC (Delayed Draw)	n/a	1,630
SFR Holdco 2, LLC (Equity Commitment)	n/a	1,086
Sparq Holdings, Inc. (Delayed Draw)	n/a	289
Sparq Holdings, Inc. (Revolver)	89	184
Spherix Global Inc. (Revolver)	61	122
Sports Operating Holdings II, LLC (Delayed Draw)	n/a	1,071
Sports Operating Holdings II, LLC (Revolver)	900	519
StarCompliance MidCo, LLC (Revolver)	197	100
TigerConnect, Inc. (Delayed Draw)	n/a	7
TigerConnect, Inc. (Delayed Draw)	n/a	131
TigerConnect, Inc. (Revolver)	429	429

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Tiugo Group Holdings Corp (Delayed Draw)	1,540	n/a
Tiugo Group Holdings Corp (Revolver)	770	n/a
TJ Management HoldCo LLC (Revolver)	636	1,114
V10 Entertainment, Inc. (Revolver)	385	385
V10 Entertainment, Inc. (Common units)	n/a	189
Valudor Products LLC (Revolver)	164	548
Vhagar Purchaser, LLC (Delayed Draw)	n/a	517
Vhagar Purchaser, LLC (Revolver)	n/a	333
Whistler Parent Holdings III, Inc. (Delayed Draw)	n/a	423
Whistler Parent Holdings III, Inc. (Revolver)	142	94
XanEdu Publishing, Inc. (Revolver)	742	742
	$20,473	$38,509
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 13. Financial Highlights
The following are financial highlights for the Company are as follows:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
Per share data:
Net asset value at beginning of year	$8.85	$9.40	$10.39	$11.51	$11.00
Net investment income (1)	0.53	1.13	1.07	1.02	1.03
Net gain (loss) (1)	(0.77)	(0.68)	(1.05)	(1.15)	0.48
Net increase (decrease) in net assets resulting from operations (1)	(0.24)	0.45	0.02	(0.13)	1.51
Stockholder distributions – income	(0.93)	(1.00)	(1.00)	(1.00)	(1.00)
Stockholder distributions – capital gains	—	—	—	—	—
Stockholder distributions – return of capital	—	—	—	—	—
Effect of share issuance above (below) NAV (2)	—	—	—	—	—
Effect of share repurchases (2)	—	—	—	—	—
Other (2)	—	—	(0.01)	0.01	—
Net asset value at end of year	$7.68	$8.85	$9.40	$10.39	$11.51
Net assets at end of year	$166,490	$191,762	$203,724	$225,019	$249,471
Shares outstanding at end of year	21,666,340	21,666,340	21,666,340	21,666,340	21,666,340
Per share market value at end of year	$6.37	$8.50	$7.07	$8.54	$11.22
Total return based on market value (3)	(14.58)%	36.09%	(6.85)%	(15.20)%	53.26%
Total return based on average net asset value (4)	(1.03)%	6.57%	1.80%	0.58%	14.77%
Ratio/Supplemental data: (5)
Ratio of net investment income to average net assets	6.35%	12.33%	10.84%	9.42%	9.15%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets	14.73%	18.08%	19.14%	14.60%	13.07%
Portfolio turnover	10.82%	18.29%	12.12%	24.93%	41.80%

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Per share data:
Net asset value at beginning of year	$12.20	$12.66	$13.77	$14.52	$14.19
Net investment income (1)	1.45	1.42	1.57	1.40	1.55
Net gain (loss) (1)	(1.37)	(0.48)	(1.28)	(0.75)	0.13
Net increase (decrease) in net assets from operations (1)	0.08	0.94	0.29	0.65	1.68
Stockholder distributions – income	(1.10)	(1.40)	(1.40)	(1.37)	(1.40)
Stockholder distributions – capital gains	—	—	—	(0.03)	—
Stockholder distributions – return of capital	—	—	—	—	—
Effect of share issuance above (below) NAV (2)	(0.18)	—	—	—	0.05
Effect of share repurchases (2)	—	—	—	—	—
Net asset value at end of year	$11.00	$12.20	$12.66	$13.77	$14.52
Net assets at end of year	$234,434	$249,357	$258,767	$278,699	$240,850
Shares outstanding at end of year	21,303,540	20,444,564	20,444,564	20,239,957	16,581,869
Per share market value at end of year	$8.03	$10.86	$9.60	$13.75	$15.38
Total return based on market value (3)	(13.86%)	27.68%	(21.74)%	(1.82)%	28.95%
Total return based on average net asset value (4)	5.04%	8.76%	3.06%	4.15%	12.30%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	13.32%	11.38%	11.85%	9.80%	10.81%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets	13.68%	15.35%	9.84%	9.46%	10.81%
Portfolio turnover	25.24%	27.18%	31.53%	39.39%	22.41%
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following is a schedule of supplemental ratios for the years presented:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
Ratio of total investment income to average net assets	21.07%	30.41%	29.98%	24.02%	22.22%
Ratio of interest and other debt financing expenses to average net assets	8.83%	11.01%	10.65%	7.25%	6.63%
Ratio of total expenses (excluding incentive fees) to average net assets	14.73%	16.85%	16.43%	13.09%	12.16%
Ratio of incentive fees to average net assets (1)	—%	1.23%	2.71%	1.53%	0.91%

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Ratio of total investment income to average net assets	27.00%	26.73%	21.69%	19.26%	21.62%
Ratio of interest and other debt financing expenses to average net assets	7.89%	7.95%	4.56%	3.13%	3.26%
Ratio of total expenses (excluding incentive fees) to average net assets	13.86%	13.61%	9.19%	7.43%	8.17%
Ratio of incentive fees to average net assets (1)	—%	1.74%	0.65%	2.03%	2.64%
________________________________________________________
(1) The ratio of waived incentive fees to average net assets was zero, zero, zero, 0.22%, 0.61%, 0.31%, 0.46%, zero, 0.12% and 0.13% for the years presented.
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

MONROE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 15. Subsequent Events
The Company has evaluated subsequent events through March 5, 2026, the date on which the consolidated financial statements were issued.
On January 14, 2026, the Company entered into Amendment No. 9 (the “Amendment”) to its Second Amended and Restated Senior Secured Revolving Credit Agreement with certain lenders party thereto and ING Capital LLC, as administrative agent. The Amendment amends the Company’s revolving credit facility to, among other things, establish a temporary “Borrowing Base Flex Period” that adjusts certain borrowing base mechanics, concentration limits and related calculations; establish financing arrangements tied to the 2026 Notes, including a loan funded on the Amendment effective date and a subsequent “2026 Loan Increase” to refinance the 2026 Notes; increase applicable interest margins by 0.75% (to 2.375% for ABR loans and 3.375% for SOFR/Eurocurrency/RFR loans); and enhance mandatory prepayment provisions, including 100% prepayments of specified proceeds received during the Borrowing Base Flex Period, subject to customary timing and limited exceptions.
The revolving credit facility continues to be secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by certain subsidiaries of the Company). The credit agreement and related agreements governing the revolving credit facility require the Company to, among other things, (i) make representations and warranties regarding the collateral as well as the Company’s business and operations, (ii) agree to certain indemnification obligations and (iii) comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities. These include covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining minimum levels of asset coverage, senior debt coverage and net worth, and (E) limitations on the creation or existence of agreements that prohibit liens on certain of the Company’s properties and certain of the Company’s subsidiaries. During the Borrowing Base Flex Period, certain covenants and mechanics operate in their amended form as described in the Amendment. The credit agreement and related documents also include customary events of default, including failure to make timely payments, the occurrence of a change in control and the failure by the Company to materially perform under the credit agreement and related agreements governing the facility. If not complied with, such events could accelerate repayment under the facility and materially and adversely affect the Company’s liquidity, financial condition and results of operations.
In addition to the asset coverage and senior debt coverage ratios noted above, borrowings under the revolving credit facility (and the incurrence of certain other permitted debt) continue to be subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio, with certain mechanics and limits adjusted during the Borrowing Base Flex Period as described in the Amendment.
Borrowings under the revolving credit facility remain subject to the facility’s various covenants and the leverage restrictions contained in the 1940 Act, as amended.
On January 15, 2026, the Company completed the redemption of all of its outstanding 2026 Notes in an aggregate principal amount of $130,000, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The Board declared its first quarter of 2026 distribution of $0.09 per share, payable on March 31, 2026 to stockholders of record on March 16, 2026.

(a)(3) Exhibits

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, by and among Horizon Technology Finance Corporation, HMMS, Inc., Monroe Capital Corporation, Monroe Capital BDC Advisors, LLC and Horizon Technology Finance Management LLC, dated as of August 7, 2025 (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 814-00866) filed on August 8, 2025)

2.2
Asset Purchase Agreement, by and among Monroe Capital Corporation, Monroe Capital Income Plus Corporation and Monroe Capital BDC Advisors, LLC, dated as of August 7, 2025 (Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K (File No. 814-00866) filed on August 8, 2025)

3.1
Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

3.2
Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

4.1
Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

4.2
Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(7) of the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)

4.3	Description of Securities (filed herewith)

10.1
Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.2
Second Amended and Restated Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 31, 2025)

10.3
Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.4
Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.5
License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.6
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on June 30, 2022)

10.7
MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)

10.8
Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated March 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 5, 2019)

10.9
Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated March 20, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00866) filed on March 20, 2019)

10.10
Amendment No. 2 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on October 2, 2019)

10.11
Amendment No. 3 and Limited Waiver to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated May 21, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on May 22, 2020)

10.12
Amendment No. 4 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 30, 2021 (Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 814-00866) filed on March 3, 2022)

10.13
Amendment No. 5 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 27, 2022 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 28, 2022)

10.14
Amendment No. 6 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated June 24, 2024 (Incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K (File No. 814-00866) filed on February 28, 2025)

10.15
Amendment No. 7 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated February 27, 2025 (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 814-00866) filed on May 7, 2025)

10.16
Amendment No. 8 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 26, 2025 (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 814-00866) filed on November 5, 2025)

10.17
Amendment No. 9 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Company, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated January 14, 2026 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on January 15, 2026)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19 of the Annual Report on Form 10-K (File No. 814-00866) filed on February 28, 2025)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

23.2	Consent of KPMG LLP (filed herewith)

23.3	Consent of RSM US LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K (File No. 814-00866) filed on March 11, 2024)

99.1	Report of Grant Thornton LLP on Senior Securities Table (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2026

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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 5, 2026
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	March 5, 2026
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Thomas J. Allison	Director	March 5, 2026
Thomas J. Allison

/s/ Lynn J. Jerath	Director	March 5, 2026
Lynn J. Jerath

/s/ Jeffrey A. Golman	Director	March 5, 2026
Jeffrey A. Golman

/s/ Robert S. Rubin	Director	March 5, 2026
Robert S. Rubin