Form 10-K/A
period 2025-12-31
MONROE CAPITAL Corp
filed 2026-04-29
CIK 1512931

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 of Monroe Capital Corporation, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year ended December 31, 2025. This Amendment restates in their entirety Items 10, 11, 12, 13 and 14 of the Original Form 10-K and the exhibit index set forth in Part IV of the Original Form 10-K and includes certain exhibits as noted thereon. The cover page of the Original Form 10-K is also amended to delete the reference to the incorporation by reference of the registrant’s definitive proxy statement.

In addition, Item 15 of Part IV has been amended to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto.

Except as expressly set forth herein, this Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with the registrant’s filings with the SEC subsequent to the filing of the Original Form 10-K. The information required by Part III of this Amendment is provided as of the date of filing of the Original Form 10-K.

Unless the context indicates otherwise, throughout this report, the terms “Monroe Capital Corporation,” “MRCC,” “we,” “us,” “our” and the “Company” are used to refer to Monroe Capital Corporation and its consolidated subsidiaries. Terms used but not defined herein are as defined in the Original Form 10-K.

Unless the context indicates otherwise, information presented herein is as of March 5, 2026, the date of the Original Form 10-K.

Merger with and into Horizon Technology Finance Corporation and Expected Form 15 Filing

On April 14, 2026, the Company completed its previously announced merger with Horizon Technology Finance Corporation (“HRZN”), a Delaware corporation, pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2025, by and among the Company, HRZN, HMMS, Inc. (“Merger Sub”), a Maryland corporation and wholly owned subsidiary of HRZN, Monroe Capital BDC Advisors, LLC (“MC Advisors”), and Horizon Technology Finance Management LLC (“HRZN Advisor”). Pursuant to the Merger Agreement, Merger Sub was first merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of HRZN (the “Initial Merger”) and, immediately following the Initial Merger, the Company was merged with and into HRZN, with HRZN as the surviving company (the “Second Merger” and, together with the Initial Merger, collectively, the “Mergers”). The Mergers became effective on April 14, 2026, and as of the effective time of the Mergers, the Company’s separate existence ceased. In connection with the consummation of the Mergers, the Company withdrew its election to be treated as a business development company, pursuant to the provisions of Section 54(c) of the Investment Company Act of 1940, as amended (the “1940 Act”). On April 14, 2026, prior to the Effective Time, the Company completed the previously announced sale of its investment assets to Monroe Capital Income Plus Corporation (“MCIP”).

In accordance with the terms of the Merger Agreement, at the effective time of the Initial Merger (the “Effective Time”), each share of common stock, $0.001 par value per share, of the Company (“MRCC Common Stock”) issued and outstanding as of immediately prior to the Effective Time, except for shares, if any, owned by HRZN or any of its consolidated subsidiaries, was converted into the right to receive 0.9402 shares of common stock, par value $0.001 per share, of HRZN (“HRZN Common Stock”) (with the Company’s stockholders receiving cash in lieu of fractional shares of MRCC Common Stock).

As a result of the Merger, the Company intends to file a Form 15 with respect to all of its registered classes of securities immediately following the filing of this Amendment to terminate the registration of such securities under Section 12(g) of the Exchange Act and suspend the duty of the Company to file reports under Sections 13 and 15(d) of the Exchange Act. As a result of such termination and suspension, the Company will no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act. Prior to the filing of such Form 15, SEC rules and regulations require the Company to first file this Amendment in order to complete the Company’s Original Form 10-K and be current in its Exchange Act reporting obligations. After the filing of this Amendment, the Company no longer intends to file any reports under Sections 13 and 15(d) of the Exchange Act.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors has five members and is divided into three classes. Each class has a three-year term. Class I directors hold office for a term expiring at the Annual Meeting of Stockholders to be held in 2028, Class II directors hold office for a term expiring at the Annual Meeting of Stockholders to be held in 2026, and Class III directors hold office for a term expiring at the Annual Meeting of Stockholders to be held in 2027. Thomas J. Allison and Robert S. Rubin are Class I directors; Jeffrey A. Golman and Lynn J. Jerath are Class II directors; and Theodore L. Koenig is a Class III director.

Director Independence

The Board of Directors has a majority of directors who are independent under the listing standards of the Nasdaq Global Select Market, or Nasdaq. The Nasdaq Stock Market LLC Rules provide that a director of a business development company shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board of Directors has determined that the following directors are independent: Messrs. Allison, Golman and Rubin and Ms. Jerath. Mr. Koenig is an “interested person” due to his positions with the Company and/or MC Advisors, as discussed in his biography. Based upon independently verified information obtained from each director concerning their background, employment and affiliations, the Board of Directors has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board of Directors or any committee thereof.

Information about the Directors

Biographical information with respect to each of the Company’s directors as of March 5, 2026, and such person’s qualifications to serve as a director is set forth on the succeeding pages. Unless otherwise indicated, each director has held his or her principal occupation or other positions with the same or predecessor organizations for at least the last five years. There are no family relationships among any director, or executive officer. Certain of our directors who are also officers of the Company may serve as directors of, or on the boards of managers of, certain of our portfolio companies.

Class I Directors

Name, Address and Age(1)	Position(s) Held with MRCC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Directorships Held by Director During Past 5 Years
Independent Directors
Thomas J. Allison (74)	Director	Class I director since 2013; term expires 2028	Principal of Thomas J. Allison & Associates Senior Advisor of Portage Point Partners	3	Monroe Capital Income Plus Corporation; MCAP Acquisition Corporation; Monroe Capital Enhanced Corporate Lending Fund
Robert S. Rubin (69)	Director	Class I director since 2012; term expires 2028	Managing Principal of the Diamond Group President of REAL Training Systems LLC	1	None.
_______________________

(1)	The address for each director is 155 North Wacker Drive, 35th Floor, Chicago, Illinois, 60606.

Thomas J. Allison has served on our Board of Directors and as our Audit Committee Chairperson since April 2013. Mr. Allison has served as Principal of Thomas J. Allison & Associates, a senior management services firm, since 2013. Mr. Allison has served as a director of Monroe Capital Income Plus Corporation, a privately offered BDC, since April 2022, as a trustee and as the audit committee chairperson of Monroe Capital Enhanced Corporate Lending Fund, a non-listed BDC, since 2025, and served as a director of MCAP Acquisition Corporation (NASDAQ: MACQU) from March 2021 to December 2021. Mr. Allison has been an Independent Director of Hobie Cat International, a multinational manufacturer and distributor of watercraft, since 2025. Mr. Allison has been the Chairman of Virtus Pharmaceuticals LLC since 2021. Mr. Allison has been a member of AArete Consulting’s Advisory Board since 2015. Mr. Allison has served as Lead Independent Director of DTI, a noise dampening company, since 2023. Mr. Allison served as a director of Assertio Therapeutics, Inc. from 2020 to 2025, where he chaired the Opioid Committee, an Independent Director of Grupo HIMA, the second largest healthcare system in Puerto Rico, from 2021 to 2025, as Senior Advisor of Portage Point Partners, an interim management and business advisory firm, from 2018 to 2024, as Lead Director of American Direct Products from July 2024 to December 2024, Chairman of Phoenixus AG, a pharmaceutical company, from 2022 to 2024, a director of Katy Industries, a manufacturer of commercial cleaning solutions and consumer storage products, from 2016 to 2018, a director of PTC Alliance Group Holdings, a global manufacturer of steel tubing, from 2015 to 2020, a director of Novum Pharma, from 2019 to 2020, and a director of The NORDAM Group, Inc., an aerospace company, from 2018 to 2019. From September 2018 to January 2019, Mr. Allison was a director of PGHC Holdings, Inc., a restaurant holding company. From 2006 until his retirement in 2012, Mr. Allison served as Executive Vice President and Senior Managing Director of Mesirow Financial Consulting, LLC, a full-service financial and operational advisory consulting firm headquartered in Chicago. At Mesirow, Mr. Allison managed complex turnaround situations and advised on major reorganizations and insolvencies. He also served as CEO, CFO or CRO for several clients. From 2002 to 2006, Mr. Allison served as National Practice Leader of the restructuring practice of Huron Consulting Group. From 1988 to 2002, he served in a variety of roles at Arthur Andersen, LLC, including Partner-in-Charge, Central Region Restructuring Practice. Earlier in his career, Mr. Allison served in various capacities at Coopers & Lybrand, an accounting firm, First National Bank of Chicago and the Chicago Police Department. Mr. Allison has previously served as Chairman of the Association for Certified Turnaround Professionals, Chairman and Director of the Turnaround Management Association, is a Fellow in the American College of Bankruptcy and has taught as a guest lecturer at Northwestern University and DePaul University. Mr. Allison received his bachelor of science in commerce and his master of business administration from DePaul University.

Robert S. Rubin has served on our Board of Directors since our initial public offering in October 2012 and is our compensation committee chairperson, a member of our audit committee and a member of our nominating and corporate governance committee. Mr. Rubin has been managing principal of the Diamond Group, an investment group that operates various companies and partnerships engaged in asset management and real estate investments, since 1998. Mr. Rubin is also founder of and has been President of REAL Training Systems LLC, a company that provides virtual training and education, since 2019. Mr. Rubin was formerly Vice Chairman of the board of Diamond Bancorp, Inc. in Chicago. From 1997 to 1998, Mr. Rubin founded and ran a boutique derivatives advisory firm called Prospect Park Capital Advisors, and from 1991 to 1997 co-founded and ran Horizon Advisors, a hedge fund and commodity trading advisor. From 1986 to 1991, Mr. Rubin worked at Nomura Securities in the Global Syndicate and New Products Department, where he co-founded and served on the board of Nomura Capital Services Inc., the first Japanese dealer in derivative products. From 1983 to 1986, Mr. Rubin worked at First National Bank of Chicago (now a part of JPMorgan Chase Bank, N.A.). Mr. Rubin currently serves on the board of ADI Negev, which supports facilities for developmentally disabled children and adults in Israel. Mr. Rubin received his bachelor of arts from Harvard College in 1978 and his master of business administration from the University of Chicago in 1986.

Class II Directors

Name, Address and Age(1)	Position(s) Held with MRCC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Directorships Held by Director During Past 5 Years
Independent Directors
Jeffrey A. Golman (70)	Director	Class II director since 2012; term expires 2026	Vice Chairman of Mesirow Financial Inc.	1	None.
Lynn J. Jerath (52)	Director	Class II director since 2024; term expires 2026	President of Citrine Investment Group	1	None.
___________________________

(1)	The address for each director is 155 North Wacker Drive, 35th Floor, Chicago, Illinois, 60606.

Jeffrey A. Golman has served on our Board of Directors since our initial public offering in October 2012 and is our nominating and corporate governance committee chairperson and a member on our audit committee. From 2001 to April 2024, Mr. Golman served as Vice Chairman of Mesirow Financial, Inc., a diversified financial services firm headquartered in Chicago. Since April 2024, Mr. Golman has served as a Managing Director of Mesirow Financial. Prior to his time with Mesirow Financial, Mr. Golman co-founded GGW Management Partners, LLC, a management-oriented investment group formed in partnership with Madison Dearborn Partners, Willis Stein & Partners and The Pritzker Organization and was Managing Director with Lazard Frères & Co., LLC from 1989 to 1999. From 1981 to 1988, Mr. Golman worked with Salomon Brothers’ Chicago Banking Group, rising to the level of Vice President. Prior to that time, Mr. Golman practiced corporate and tax law in Chicago. Mr. Golman is also a member of The Economic Club of Chicago. Mr. Golman formerly served in an advisory position and as a member of the Law Board of Northwestern University School of Law. Mr. Golman received his bachelor of science in accounting from the University of Illinois in Champaign-Urbana and received his juris doctor from Northwestern University.

Lynn J. Jerath has served on our Board of Directors since December 2024. Ms. Jerath wholly owns Citrine Investment Group (“Citrine”), which she founded in February 2013, and currently serves as its President. Citrine focuses on institutional quality real estate investments nationwide, and is one of the only woman-run real estate private equity firms in the country. She has served as a Trustee to the University of Pennsylvania since January 2018, a Member of University of Pennsylvania’s Endowment Investment Board since January 2020, an Advisory Board Member of Penn Live Arts since January 2007, and as a Member of the Trustee Council of Penn Women since January 2005. She has been an Advisory Board Member of Sundance Bay, a Utah-based real estate investment company with more than $2 billion in assets under management, since January 2021. Ms. Jerath has served as Board Chair of Embarc Chicago, an organization focused on transforming education through experiential learning, since March 2019. She has served as a Board Member of Hope Chicago, an organization seeking to reduce economic and social inequity by funding post-secondary scholarships and non-tuition costs for Chicago Public School Graduates, since June 2021. From April 2019 to June 2023, Ms. Jerath served as a Board Member of Chicago Furniture Bank, whose mission is to provide dignity, stability, and comfort to Chicagoans that face poverty by allowing clients to handpick an entire home’s worth of furnishings for free. From January 2021 to June 2023, Ms. Jerath served as a Trustee to the National Poetry Foundation, a leader in shaping a receptive climate for poetry by developing new audiences, creating new avenues for delivery and encouraging new kinds of poetry. Ms. Jerath graduated magna cum laude from the Wharton School of the University of Pennsylvania in 1995.

Class III Director

Name, Address and Age(1)	Position(s) Held with MRCC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Directorships Held by Director During Past 5 Years
Interested Director
Theodore L. Koenig (67)	Chairman and Chief Executive Officer(2)	Class III director since inception; term expires 2027	Founder and Chief Executive Officer of Monroe Capital Chief Executive Officer and Manager of MC Advisors Chairman and Chief Executive Officer of MCAP Acquisition Corporation Chairman and Chief Executive Officer of Monroe Capital Income Plus Corporation Chairman of Monroe Capital Enhanced Corporate Lending Fund	3	MCAP Acquisition Corporation Monroe Capital Income Plus Corporation Monroe Capital Enhanced Corporate Lending Fund
__________________________

(1) The address for each director is 155 North Wacker Drive, 35th Floor, Chicago, Illinois, 60606.
(2) Mr. Koenig is an interested director because of his positions with the Company and/or MC Advisors.

Theodore L. Koenig has served as our Chairman of the Board of Directors and Chief Executive Officer since our formation in February 2011, as Chairman of the Board of Trustees of Monroe Capital Enhanced Corporate Lending Fund, a non-listed BDC, since 2025, and as the Chairman and Chief Executive Officer of Monroe Capital Income Plus Corporation, a privately offered BDC, since May 2018. Additionally, Mr. Koenig served as a Chairman of MC Advisors’ investment committee from 2012 to 2024. From December 2020 to December 2021, Mr. Koenig served as the Chief Executive Officer and chairman of MCAP Acquisition Corporation (NASDAQ: MACQU), a special purpose acquisition company. Mr. Koenig has approximately 40 years of experience in structuring, negotiating and closing transactions on behalf of asset-based lenders, commercial finance companies, financial institutions and private equity investors. Since founding MC Management’s affiliate, Monroe Capital, LLC, a U.S.-based private credit asset management firm in 2004, Mr. Koenig has served continuously as its Chairman and Chief Executive Officer. Prior to Monroe Capital, Mr. Koenig served as the President and Chief Executive Officer of Hilco Capital LP from 1999 to 2004, where he invested in a variety of debt transactions. Prior to Hilco Capital, Mr. Koenig was a Senior Partner with the Chicago-based corporate law firm, Holleb & Coff from 1986 to 1999 and an Associate with Winston & Strawn from 1983 to 1986. Mr. Koenig earned his J.D. with Honors from the Chicago-Kent College of Law at the Illinois Institute of Technology and his B.S. in Accounting with High Honors from the Kelley School of Business at Indiana University, where he also served on the Dean’s Advisory Council. He is a Director of the Commercial Finance Association, and a member of the Turnaround Management Association, and the Association for Corporate Growth. Additionally, he served as Co-Chairman of Hope Chicago, a non-profit organization, he co-founded in 2021.

Information About Executive Officers Who Are Not Directors

The following information pertains to the Company’s executive officers who are not directors of the Company as of March 5, 2026:

Name, Address and Age(1)	Position(s) Held with MRCC	Principal Occupation(s) During Past 5 Years
Lewis W. Solimene, Jr. (66)	Chief Financial Officer and Chief Investment Officer
Managing Director and Portfolio Manager of Monroe Capital
Chief Financial Officer, Chief Investment Officer, and Corporate Secretary of Monroe Capital Income Plus Corporation
Managing Director and Head of Opportunistic Investments for Allstate Investments, LLC

Ronald A. Holinsky (55)	Chief Compliance Officer, Chief Legal Officer and Corporate Secretary
Chief Compliance Officer, Monroe Capital
Chief Compliance Officer, Chief Legal Officer and Corporate Secretary, Monroe Capital Income Plus Corporation
Chief Compliance Officer, Chief Legal Officer and Corporate Secretary, Monroe Capital Enhanced Corporate Lending Fund

___________________________

(1)	The address for each officer is 155 North Wacker Drive, 35th Floor, Chicago, Illinois, 60606.

Lewis W. Solimene, Jr. has served as our Chief Financial Officer and Chief Investment Officer since June 2022 and previously served as our Corporate Secretary from June 2022 until January 2026. He has also served as Chief Financial Officer and Chief Investment Officer of Monroe Capital Income Plus Corporation since January 2022 and as Corporate Secretary from January 2022 until January 2026 of Monroe Capital Income Plus Corporation. Prior to joining Monroe Capital in July 2021, Mr. Solimene served as a Managing Director and Head of Opportunistic Investments for Allstate Investments, LLC, from 2016 to 2021. From 2007 to 2016, Mr. Solimene was a Senior Managing Director at Macquarie Capital, where he was head of the Restructuring and Special Situations Group. Mr. Solimene was also a Managing Director at Giuliani Capital Advisors LLC from 2004 to 2007. At Ernst & Young Corporate Finance LLC from 2000 to 2004, Mr. Solimene was a Managing Director specializing in providing strategic solutions for underperforming and over-leveraged companies. Mr. Solimene received a B.S. in Finance from Western Illinois University and an M.B.A. from the University of Chicago Graduate School of Business.

Ronald A. Holinsky joined Monroe Capital in 2025. In addition to serving as the Company’s Chief Compliance Officer, Chief Legal Officer, and Corporate Secretary, Mr. Holinsky serves as Chief Compliance Officer, Chief Legal Officer and Corporate Secretary for each of Monroe Capital Income Plus Corporation, a perpetual life, privately offered business development company, and Monroe Capital Enhanced Corporate Lending Fund, a perpetual-life, continuously offered, non-traded business development company, both of which are affiliated with the Company. Mr. Holinsky serves as the Chief Legal Officer, Regulated Funds & Head of Operational Risk of Monroe Capital since December 2025 and as Chief Compliance Officer of Monroe Capital, LLC since January 2026. Before joining Monroe Capital, from 2018 to 2025 Mr. Holinsky was a Senior Vice President and Chief Counsel for Lincoln National Corporation (d/b/a Lincoln Financial) (“Lincoln Financial”) and, from 2016 to 2025 served as the Chief Legal Officer for SEC-registered open-end and closed-end investment companies sponsored by Lincoln Financial. From 2010 to 2013, Mr. Holinsky served as a Vice President and Deputy General Counsel for Janney Montgomery Scott LLC. Mr. Holinsky graduated from West Virginia University with a BS in Business Administration / Finance and received his JD from the University of Baltimore School of Law.

Organization of the Board of Directors

The Board of Directors has established an audit committee, a nominating and corporate governance committee and a compensation committee.

Audit Committee

Thomas J. Allison, Jeffrey A. Golman, Lynn J. Jerath and Robert S. Rubin serve as members of our audit committee. Mr. Allison serves as chairman of the audit committee. The members of the audit committee are independent directors, each of whom meets the independence standards established by the SEC and The Nasdaq Stock Market for audit committees and is independent for purposes of the 1940 Act. Our Board of Directors has determined that each of the members of our audit committee is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K under the Exchange Act. The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee charter is available on our website at www.monroebdc.com. The contents of the Company’s website are not intended to be incorporated by reference into this report or in any other report or document the Company files with the SEC, and any references to the Company’s website are intended to be inactive textual references only.

Director Nomination Procedures

The Nominating and Corporate Governance Committee is composed of Jeffrey A. Golman, Thomas J. Allison, Lynn J. Jerath and Robert S. Rubin, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance listing standards. Mr. Golman serves as chairman of the nominating and corporate governance committee. As of March 5, 2026, there have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since such procedures were last disclosed.

Code of Ethics

The Company has adopted a code of ethics, or our Code of Business Conduct, that all officers, directors and employees of the Company and MC Advisors are expected to observe. The Board of Directors annually reviews our Code of Business Conduct. The Company’s Code of Business Conduct can be accessed via the Company’s website at www.monroebdc.com. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct on the Company’s website. We will provide any person, without charge, upon request, a copy of our Code of Business Conduct. To receive a copy, please provide a written request to: Monroe Capital Corporation, Attn: Chief Compliance Officer, 155 North Wacker Drive, 35th Floor, Chicago, Illinois, 60606.

Insider Trading Policy

The Company has adopted insider trading policies and procedures, a copy of which is included as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 5, 2026, governing the purchase, sale, and disposition of the Company's securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Involvement in Certain Legal Proceedings

There were no legal proceedings of the type described in Items 401(f)(7) and (8) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by MC Advisors. Services necessary for our business are provided by individuals who are employees of an affiliate of MC Advisors, pursuant to the terms of our Investment Advisory Agreement and our administration agreement. Each of our executive officers is an employee of an affiliate of MC Advisors. We reimburse MC Management, as administrator, for its allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including its allocable portion of the cost of our officers and their respective staffs, and we reimburse MC Advisors for certain expenses under the Investment Advisory Agreement. Because no compensation is paid directly by the Company to its executive officers, no Compensation Discussion and Analysis, Summary Compensation Table or Compensation Committee Report is required or included in this report.

2025 DIRECTOR COMPENSATION TABLE

The following table shows information regarding the compensation received by our directors for the fiscal year ended December 31, 2025. No compensation is paid by us to interested directors.

Name	Fees Earned or Paid in Cash by the Company(1)	Total Compensation from the Company
Independent Directors
Thomas J. Allison	$72,000	$72,000
Jeffrey A. Golman	$63,000	$63,000
Lynn J. Jerath	$57,000	$57,000
Robert S. Rubin	$58,000	$58,000
Interested Directors
Theodore L. Koenig	None	None
____________________

(1)	For a discussion of compensation paid to directors, see below.

Each independent director and each interested director who is not an employee of MC Advisors or any of its affiliates, receives an annual retainer of $50,000 for serving on the Board of Directors and a $1,000 fee for each meeting attended. The chair of our audit committee receives a $15,000 annual retainer and the chair of our nominating and corporate governance committee receives a $5,000 annual retainer. “Interested Directors” that are employees of MC Advisors or its affiliates do not receive additional compensation for service as a member of our Board of Directors. We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time-to-time.

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has been one of our officers or employees, and none has any relationships with us of the type that is required to be disclosed under Item 407(e)(4) of Regulation S-K. None of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has any relationships with us of the type that is required to be disclosed under Item 407(e)(4) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 5, 2026, certain beneficial ownership information with respect to the Company’s common stock for those persons who directly or indirectly owned, controlled or held with the power to vote, five percent or more of the outstanding shares of our common stock on March 5, 2026 and all officers and directors of the Company, individually and as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. The following table sets forth the beneficial ownership according to information furnished to the Company by such persons or publicly available filings.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power with respect to all shares of common stock set forth opposite their respective names. The Company’s directors in the table below are divided into two groups — interested directors and independent directors. Interested Directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all Company executive officers and directors is c/o Monroe Capital Corporation, 155 N. Wacker Drive, Floor 35, Chicago, Illinois 60606.

Name	Number of Shares	Percentage of outstanding Shares of Company Common Stock(1)
Directors and Executive Officers:
Independent Directors
Thomas J. Allison	52,077	*
Jeffrey A. Golman	19,964	*
Lynn J. Jerath	—	—
Robert S. Rubin	57,886	*
Interested Director
Theodore L. Koenig	748,578	3.5%
Executive Officers
Lewis W. Solimene, Jr.	981	*
Ronald A. Holinsky	—	—
Directors and Executive Officers as a Group (7 persons)	879,486	4.1%

*	Less than 1%.

(1)	Based on 21,666,340 shares of the Company’s common stock outstanding as of March 5, 2026.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of the Company’s equity securities beneficially owned by each of the Company’s directors as of March 5, 2026.

Name of Director	Dollar Range of Equity Securities in the Company(1)
Independent Directors
Thomas J. Allison	Over $100,000
Jeffrey A. Golman	Over $100,000
Lynn J. Jerath	None
Robert S. Rubin	Over $100,000
Interested Director
Theodore L. Koenig	Over $100,000

(1)	Dollar ranges are as follows: None; $1 – $10,000; $10,001 – $50,000; $50,001 – $100,000; over $100,000.

The Company does not have any equity compensation plans and has not issued any options, warrants, or rights to any of its directors, executive officers, or employees.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

We may compete with other entities managed by MC Advisors and its affiliates for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by MC Advisors or its affiliates or by members of the investment committee. However, in order to fulfill its fiduciary duties to each of its clients, MC Advisors intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with MC Advisors’ allocation policy so that we are not disadvantaged in relation to any other client. MC Advisors has agreed with our Board of Directors that allocations among us and other investment funds affiliated with MC Advisors will be made based on capital available for investment in the asset class being allocated. We expect that our available capital for investments will be determined based on the amount of cash on hand, existing commitments and reserves, if any, and the targeted leverage level and targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board of Directors or as imposed by applicable laws, rules, regulations or interpretations.

MC Advisors and/or affiliates of MC Advisors manage other assets in funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on similar investment types, but which may be backed by venture capital. In addition, MC Advisors manages a private BDC, Monroe Capital Income Plus Corporation, and a non-listed BDC, Monroe Capital Enhanced Corporate Lending Fund, and MC Advisors and/or its affiliates may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Investment Advisers Act of 1940, as amended, and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. We have in the past and expect in the future to co-invest on a concurrent basis with other affiliates, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. On December 17, 2025, we and certain of our affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on October 15, 2014 and amended on January 10, 2023. The Order permits us to participate in negotiated co-investment transactions with other funds managed by MC Advisors and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when we co-invest with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if we dispose of an asset acquired in a co-investment transaction, unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted and the Board has approved policies and procedures reasonably designed to ensure our compliance with the conditions of the Order, and MC Advisors and our Chief Compliance Officer will provide reporting to the Board.

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

Our senior management, members of MC Advisors’ investment committee and other investment professionals from MC Advisors may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material nonpublic information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

On March 31, 2025, as a result of the change of control transaction where an affiliate of Wendel SE, acquired 75% of the outstanding equity interest of certain affiliates of Monroe Capital LLC, including the MC Advisors (the "Wendel Transaction"), we have entered into an Investment Advisory Agreement with MC Advisors. The terms of the Investment Advisory Agreement, including the fee structure and services to be provided, remained the same as the terms of the former investment advisory agreement between the Company and MC Advisors, dated November 4, 2019 that terminated as a result of the Wendel Transaction. Under the terms of the Investment Advisory Agreement, MC Advisors, subject to the overall supervision of the Board of Directors, provides investment advisory services to us. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. For more information, see “Item 1. Business – Management and Other Agreements.”

The incentive fee is computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for MC Advisors to invest in certain types of securities that may have a high degree of risk. For the year ended December 31, 2025, we paid MC Advisors a base management fee of approximately $6.8 million and no incentive fees. During the year ended December 31, 2025, we did not accrue any capital gains incentive fees. The address of MC Advisors is 155 N. Wacker Drive, Floor 35, Chicago, Illinois 60606.

On September 30, 2022, pursuant to SEC Rule 2a-5 under the 1940 Act, the Board of Directors designated MC Advisors as our valuation designee. MC Advisors’ management fee and incentive fee are based on the value of our investments and there may be a conflict of interest when personnel of MC Advisors are involved in the valuation process for our portfolio investments.

We have entered into an administration agreement, pursuant to which Monroe Capital Management Advisors, LLC, or MC Management, furnishes us with office facilities and equipment and provides us clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under our administration agreement, MC Management performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. For the year ended December 31, 2025, $1.5 million of expenses were reimbursed to MC Management under our administration agreement. The address of MC Management is 155 N. Wacker Drive, Floor 35, Chicago, Illinois 60606.

MRCC Senior Loan Fund I, LLC, or SLF, an unconsolidated entity in which we previously co-invested with Life Insurance Company of the Southwest primarily in senior secured loans, entered into an administration agreement with MC Management, pursuant to which MC Management provided SLF with certain loan servicing and administrative functions. Under the arrangement, SLF reimbursed MC Management for its allocable share of overhead and other expenses incurred by MC Management. As of December 31, 2025, SLF had been liquidated. For the year ended December 31, 2025, SLF reimbursed MC Management $0.2 million for its allocable share of overhead and other expenses incurred by MC Management.

We have entered into a license agreement with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business. Under this agreement, we have a right to use the “Monroe Capital” name, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name.

Pursuant to its charter, our audit committee is responsible for reviewing with both management and the Company’s independent accountants, as appropriate, all related party transactions or dealings with parties related to the Company.

On August 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HRZN, HMMS, Inc., a Maryland corporation and wholly owned subsidiary of HRZN (“Merger Sub”), MC Advisors, and Horizon Technology Finance Management LLC, a Delaware limited liability company and investment adviser to HRZN. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger, Merger Sub will merge with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of HRZN and, immediately thereafter, we will merge with and into HRZN, with HRZN continuing as the surviving company. See “Note 6. Transaction with Related Parties—Merger Agreement with Horizon Technology Finance Corporation” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for a description of the terms of the Merger Agreement and the transactions contemplated by the Merger Agreement.

On August 7, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MCIP and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement, MCIP will acquire our investment assets at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale” and together with the Mergers, the “Transactions”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Mergers.

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

Director Independence

For information regarding the independence of our director and audit committee members, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 3, 2025, the Board’s audit committee (the “Audit Committee”) dismissed KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm. The Audit Committee’s determination to dismiss KPMG was made in connection with the then-recently completed transaction in which an affiliate of Wendel SE acquired 75% of the outstanding equity interest of certain affiliates of Monroe Capital LLC, including the Company’s investment adviser.

KPMG served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. The audit report of KPMG on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2024 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2024 and the subsequent interim period through June 3, 2025, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of such disagreements in connection with its report, or (2) “reportable events”, as such term is described in Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act.

On June 3, 2025, the Audit Committee approved the appointment of Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent registered accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2025.

During the two most recent fiscal years and through June 3, 2025, the date of the appointment of Grant Thornton, neither the Company nor any person on its behalf has consulted with Grant Thornton with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event” as such terms are described in Items 304(a)(1)(iv) or 304(a)(1)(v), respectively, of Regulation S-K promulgated under the Exchange Act.

We have paid or expect to pay the following fees to KPMG for work performed for the fiscal years ended December 31, 2025 and 2024 or attributable to the audit of the Company’s 2025 or 2024 financial statements:

	Fiscal Year Ended December 31, 2025		Fiscal Year Ended December 31, 2024
Audit Fees	$50,000		$427,500
Audit-Related Fees	$180,000	(1)	—
Tax Fees	—		—
All Other Fees	—		—
TOTAL FEES	$230,000		$427,500

(1)	Includes fees related to accounting and auditing matters associated with the Mergers.

We have paid or expect to pay the following fees to Grant Thornton for work performed for the fiscal year ended December 31, 2025 or attributable to the audit of the Company’s 2025 consolidated financial statements:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees	$360,000	N/A
Audit-Related Fees	—	N/A
Tax Fees	—	N/A
All Other Fees	—	N/A
TOTAL FEES	$360,000	N/A

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual consolidated financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly consolidated financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit-related fees are assurance related services that traditionally are performed by the independent accountant, not included in the Audit Fees category above, including statutory audits.

Tax Fees. Tax fees include corporate and subsidiary compliance and consulting.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above, including any non-audit fees.

Pre-Approval Policies and Procedures

The Audit Committee has established, and our Board of Directors has approved, a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered accounting firm in order to assure that the provision of such services does not impair the firm’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management.

During 2025 and 2024, all of our audit fees, audit-related fees, tax fees and fees for other services provided by our independent registered public accounting firm were pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements-See the Index to Consolidated Financial Statements on page F-1 of this report.

2. Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

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

4.3**	Description of Securities

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

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19 of the Annual Report on Form 10-K (File No. 814-00866) filed on February 28, 2025)

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton LLP

23.2**	Consent of KPMG LLP

23.3**	Consent of RSM US LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K (File No. 814-00866) filed on March 11, 2024)

99.1**	Report of Grant Thornton LLP on Senior Securities Table

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

** Previously filed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Technology Finance Corporation, as
successor by merger to Monroe Capital
Corporation

Date: April 29, 2026

	By:	/s/ Michael P. Balkin
	Name:	Michael P. Balkin
	Title:	Chief Executive Officer